Form 10-K
period 1997-12-31
LEXFORD RESIDENTIAL TRUST /MD/
filed 1998-03-31
CIK 1053246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

     [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13951


                         ------------------------------


                            LEXFORD RESIDENTIAL TRUST
             (Exact name of registrant as specified in its charter)

               MARYLAND                                 31-4427382
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                         41 SOUTH HIGH STREET SUITE 2410
                              COLUMBUS, OHIO 43215
           (Address of principal executive offices including zip code)

                                 (614) 242-3850
              (Registrant's telephone number, including area code)

                         ------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON SHARES OF BENEFICIAL INTEREST,
                                                            PAR VALUE $.01 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

As of March 30, 1998 aggregate market value of voting stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by trustees, officers, and other affiliates) of the Registrant was $157,403,651 based on the closing price reported on the New York Stock Exchange.

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO
                         ---  ---

As of March 30, 1998 there were 9,203,916 common shares of beneficial interest outstanding.

The following document is incorporated herein by reference: Registrant's Form S-8 Registration Statement and Exhibits thereto dated July 8, 1997.


================================================================================

                            LEXFORD RESIDENTIAL TRUST

                             FORM 10-K ANNUAL REPORT

                       FISCAL YEAR ENDED DECEMBER 31, 1997

PART I:                                                                                PAGE:

ITEM 1         BUSINESS .................................................................  1
ITEM 2         PROPERTIES ............................................................... 14
ITEM 3         LEGAL PROCEEDINGS ........................................................ 14
ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................... 15


PART II:

ITEM 5         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS..... 15
ITEM 6         SELECTED FINANCIAL DATA .................................................. 15
ITEM 7         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS ............................................. 17
ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............................. 28
ITEM 9         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE .............................................. 28

PART III:

ITEM 10        TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT ........................ 28
ITEM 11        EXECUTIVE COMPENSATION ................................................... 34
ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ........... 48
ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........................... 51


PART IV:

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .......... 52

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES .........................................F-1

                                     PART I

              This report contains forward-looking statements including, without limitation: future appreciation in real property market value from investments and improvements; competitive advantages based upon experience and quality of service; business strategies; and increases in distributable cash flow available to Lexford Residential Trust (the "Company") and the Company's qualification to be taxed as a real estate investment trust ("REIT") for federal income tax purposes. All of the forward-looking statements contained in this report represent management's good faith projections of future results and are based upon existing market, financial and economic conditions known to management. Future changes or developments in national, regional and local economic and market conditions, especially increased competition at any of these levels within the multifamily residential property industry; changing demographics in the specific locations in which apartment communities owned or managed by the Company are located; the discontinuance of the identifiable trend towards consolidation within the multifamily residential property industry generally; increases in interest rates; or increasing inflation all may operate to render the forward-looking statements contained in this report inaccurate. There can be no assurance that any of the forward-looking statements will prove to be correct. Actual results may differ and such differences may be material.

ITEM 1.       BUSINESS
              --------

                                   THE COMPANY

         Lexford Residential Trust, formerly known as Lexford, Inc. and Cardinal Realty Services, Inc., is a Maryland real estate investment trust that invests in and holds direct or indirect ownership interests in multifamily real estate. Its wholly owned subsidiary, Lexford Properties, Inc., a Texas corporation ("LPI"), provides property management and related services to residential apartment communities wholly owned ("Rental Properties") and partially owned ("Unconsolidated Partnerships") by the Company. The Company, through its "Preferred Resources" division, also offers products and services to residents at the Rental Properties and the apartment communities owned by the Unconsolidated Partnerships. Where appropriate, references to the "Company" or "Lexford" also mean and include LPI and the Company's other wholly owned or controlled subsidiaries.

         As of December 31, 1997, the Company had an ownership interest in 516 apartment communities (consisting of an aggregate of 36,050 apartment units) in 16 states. As of January 1, 1998, Lexford Properties, Inc. managed 576 apartment communities (consisting of 47,849 apartment units) in 22 states. The Lexford Properties, Inc. management portfolio included 513 apartment communities (35,844 units) in which the Company has an ownership interest (the "Properties" or "Portfolio") and 63 apartment communities (12,005 units) managed for third-party owners. As of January 1, 1998, the Portfolio consists of 405 sites, some of which consist of multiple phases owned by different legal entities. This includes 111 entities in which the Company or one of its subsidiaries owns all of the equity interest and 405 entities in which the Company or one of its subsidiaries serves as general partner of, and in most cases, also owns some limited partner interest. Since December 31, 1997, and through March 25, 1998, 287 Properties formerly owned by Unconsolidated Partnerships have become Rental Properties (SEE "RECENT DEVELOPMENTS").

         On February 19, 1998, in connection with the Company's determination to elect and qualify to be taxed as a real estate investment trust ("REIT") for federal income tax purposes, the Company caused LPI to form Lexford Property Management, Inc., an Ohio corporation ("LPM"), to succeed to the ownership and operation of its third party property management business. (SEE "RECENT DEVELOPMENTS").

         The majority of the Portfolio was constructed during the 1980s and is comprised of buildings of modular construction. On December 31, 1997, the average economic occupancy of the Portfolio was 92.1% and the average rent collected per occupied unit was $429. The Portfolio is located in suburban, secondary and tertiary markets in the midwestern and southeastern United States.

         The Company's executive offices are located in downtown Columbus, Ohio at The Huntington Center, 41 South High Street, Suite 2410, Columbus, Ohio 43215. The Company's main telephone number is (614) 242-3850. The Company also maintains a financial operations office in suburban Columbus at 6954 Americana Parkway, Reynoldsburg, Ohio 43068. Lexford Properties, Inc. is headquartered in suburban Dallas, Texas at 8615 Freeport Parkway, Suite 200, Irving, Texas 75063. The Company has regional offices located in Orlando, Florida, and in Houston and San Antonio, Texas. On December 31, 1997, the Company employed 237 employees in its corporate and regional offices and 1,961 employees at the Properties.

         The Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"), are traded on the New York Stock Exchange ("NYSE") under the trading symbol "LFT". The Common Shares commenced trading on the NYSE on March 19, 1998 following the merger of the Company's predecessor, Lexford, Inc., an Ohio corporation, with and into the Company (the "Merger"). The Company became a publicly held company in 1992 as a result of the distribution of common stock to creditors pursuant to the Chapter 11 bankruptcy reorganization of the former Cardinal Industries, Inc. In connection with the bankruptcy reorganization, Cardinal Industries, Inc. changed its name to Cardinal Realty Services, Inc. ("CRSI"). CRSI registered its common stock under the Securities Exchange Act of 1934 in June 1993, pursuant to a Form 10 registration statement. From 1993 through March 1995, CRSI's common stock was traded on the OTC Bulletin Board under the trading symbol "CNRV". In March 1995, CRSI listed its common stock on the National Market Tier of the NASDAQ Stock Market sm. Prior to the Merger, the common stock traded under the symbol "CRSI". In connection with the Merger, each share of common stock was converted into the right to receive two Common Shares. (SEE ITEM 5 - "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS").

         Prior to the Merger, on October 7, 1997, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company to Lexford, Inc.

RECENT DEVELOPMENTS

         During calendar year 1997, the Company considered various alternative strategies with respect to its investments in the Properties and with respect to its property management and Preferred Resource services businesses. Since January 1, 1996, based upon management's decision to retain the Properties for investment, the Rental Properties have been fully consolidated in the Company's Consolidated Statements of Income and the cash flows of the Rental Properties have been classified as cash flows provided by operating activities in the Company's Consolidated Statements of Cash Flows.

         The Company's management recognized that the inclusion of the Rental Properties in its consolidated financial statements depressed net income and, consequently, earnings per share and gave the Company the appearance of being highly leveraged even though mortgage indebtedness secured by the Properties is non recourse to the Company. With the exception of 26 cross-collateralized, cross-defaulted mortgage loans, mortgage indebtedness secured by the Rental Properties is structured on a Property-by-Property basis. In the second quarter of 1997, the Company formed a subsidiary corporation named Lexreit Properties, Inc. ("Lexreit"), and filed a Form S-11 Registration Statement with the Securities and Exchange Commission. The Company proposed to contribute substantially all of its equity ownership interests in the Rental Properties to Lexreit, to distribute 95% of the common stock of Lexreit to the Lexford Shareholders (the "Lexreit Spinoff") and to cause Lexreit to qualify and elect to be taxed as a REIT.

         In the weeks following the announcement of the formation of Lexreit, the Company received comments from its significant shareholders, industry analysts, representatives of investment banking firms and representatives of participants in the multifamily residential real estate and REIT industries. Most commentators positively endorsed the Company's plan to implement a transaction which would result in the creation of a REIT, as well as the removal of the appearance of significant leverage from the Company's Consolidated Balance Sheet, however they suggested that the plan could be enhanced by increasing its scope, i.e., that Lexford itself effect a REIT election covering the entire Portfolio of Properties. In the weeks following the filing of the Form S-11 Registration Statement, the Company's management engaged in further discussions and began an intensive analysis of the feasibility and the effects of the Company electing on its own behalf to be taxed as a REIT.

         In August 1997, after consultations with Lexford's independent accounting firm and outside legal counsel, the Company's Board of Directors authorized management to proceed with its analysis of effecting REIT status and engaging a financial advisor. At its Annual Meeting of Shareholders on October 7, 1997 and in a news release published immediately following the Meeting, the Company announced that it was seriously evaluating a REIT election and that it had withdrawn its previously announced intention to effect the Lexreit Spinoff. The Company retained Morgan Stanley & Co., Incorporated as its financial advisor on October 15, 1997. On December 19, 1997 the Company's Board of Directors determined that a REIT election and the merger of Lexford, Inc. into a Maryland real estate investment trust were in the best interests of the Company and its shareholders.

         Preparatory to the election of REIT status, the Company and its Board of Directors, effective November 1, 1997, decided to embark upon a program to consolidate ownership of the Unconsolidated Partnerships (the "Consolidation Program"). In connection with the Consolidation Program, the Company determined, with respect to each Unconsolidated Partnership, whether or not the agreement of limited partnership governing the Unconsolidated Partnership required the consent of the limited partners to a transfer of the Property owned by the Unconsolidated Partnership, or equity interests in the Unconsolidated Partnership, to an affiliate of the Company. The Company also carefully evaluated the assets and liabilities of each Unconsolidated Partnership, including the fair value of the Property owned by each Unconsolidated Partnership. In those cases where the consent of the limited partners of the Unconsolidated Partnership was required, the Company sought the consent of the limited partners to a proposed merger transaction whereby the Unconsolidated Partnership would be merged with a limited partnership formed for the purpose of the merger, with the Company succeeding to 100% equity ownership of the former Unconsolidated Partnership. In those cases where consent of the limited partners was not required, the Company provided the limited partners with notice of its intent to effect a transaction resulting in the Company's acquiring 100% ownership of the Unconsolidated Partnership and/or the Property owned by the Unconsolidated Partnership. The Company has reported the results of the Consolidation Program to date on Forms 8-K filed on February 17, 1998 and March 2, 1998, respectively. As of March 25, 1998, pursuant to the Consolidation Plan the Company had acquired 287 Properties formerly owned by Unconsolidated Partnerships.

         In order to effect its plan to cause a newly created Maryland real estate investment trust to succeed to the ownership of the Company's assets and the conduct of its business, the Company created Lexford Residential Trust, a Maryland real estate investment trust, as its wholly owned subsidiary in January 1998. Lexford, Inc. and Lexford Residential Trust proceeded to file a joint proxy statement/prospectus under cover of a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission ("SEC") in order to solicit proxies for the approval of the proposed Merger as well as register Lexford Residential Trust's common shares of beneficial interest under the Securities Act of 1933. The SEC declared the Form S-4 registration statement effective on January 30, 1998 and, in accordance with the joint proxy statement/prospectus, a Special Meeting of Shareholders was held on March 3, 1998. At the special shareholders meeting, the Company's shareholders overwhelmingly approved the Merger. The Merger was effective at the close of business on March 18, 1998 and, accordingly, Lexford Residential Trust has succeeded to the ownership of the assets and the conduct of the business of Lexford, Inc. The Common Shares were listed and admitted for trading on the NYSE on March 19, 1998

         Because the Company's traditional real estate services business generates revenues which are, in whole or in part, considered "non-qualifying REIT income," the Company caused LPI to create LPM on February 19, 1998. LPI contributed substantially all of its assets, tangible and intangible, including, without limitation, the manager's rights to management contracts incident to the conduct of its third party property management business, to LPM in exchange for all of LPM's issued and outstanding preferred stock (representing a 95% economic interest in LPM). LPI retained all right, title and interest in and to all contracts for services provided to the Unconsolidated Partnerships as well as all of its goodwill, training programs, proprietary data with respect to property management services and systems and its key executive officers. LPM issued all of its common stock (representing an approximate 5% economic interest) to Mark D. Thompson, John B. Bartling and the John B. Bartling Irrevocable Trust for a total consideration of $50,000, payable in a combination of cash and deferred subscription obligations. The transfer of the third party management business to, and the capitalization of, LPM will result in reducing non-qualifying REIT income derived from the Company's third party property management business from gross revenues received in connection with the conduct of such business to the net income derived in the form of dividends payable on LPM's preferred stock held by LPI.

                             THE COMPANY'S BUSINESS

         The Company has historically been engaged in two distinct businesses: the real estate investment business in which it owns and operates multifamily residential real estate (the "Real Estate Investment Business"); and the real estate services business in which it provides fee-based management and other services to multi-family apartment communities and their residents (collectively, the "Real Estate Services Business").

         The Company believes that, prior to its decision to elect REIT status, the primary measure of its ability to generate cash for current obligations and future acquisitions was Adjusted EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization). Adjusted EBITDA is defined as EBITDA adjusted for non-recurring items, plus principal payments received on account of second mortgages held by the Company, less interest paid on mortgage loans to Rental Properties. Management believes that, in addition to cash flows and net income, EBITDA is a useful financial performance measure for assessing the operating performance of an equity REIT because, together with net income and cash flows, EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to find acquisitions and other capital expenditures and to make distributions to Shareholders. To evaluate EBITDA and the trends it depicts, the components of EBITDA, such as rental and other revenues, operating and maintenance expenses, real estate taxes and general and administrative expenses, should be considered. Excluded from EBITDA are financing costs such as interest expense as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, EBITDA does not represent net income or cash flows provided by (used in) operating, financing and investing activities as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. In the aggregate, Adjusted EBITDA for the 12-month period ended December 31, 1997 was $18.7 million, an increase of 56.1% over Adjusted EBITDA of $12.0 million for the year ended December 31, 1996. Consistent with its determination to elect REIT status, the Company intends to begin reporting and emphasizing funds from operations ("FFO") and cash available for distribution to shareholders ("CAD") as its primary performance measures beginning with its income statements for the first quarter of 1998 (SEE "REAL ESTATE INVESTMENT BUSINESS - FUNDS FROM OPERATIONS").

         In the aggregate, Net Operating Income ("NOI") of the Portfolio increased approximately 2.8% over 1996 on a same-unit basis due primarily to an increase of approximately 1.8% in Rental Revenue on a same-unit basis.

REAL ESTATE INVESTMENT BUSINESS

         In its Real Estate Investment Business the Company focuses on its equity ownership interests in the Properties comprising the Portfolio. Fee simple title to each of the Properties is owned by a limited partnership, corporation or limited liability company which, in turn, is wholly or partially owned directly or indirectly by the Company. The Company maintains at least a 1% partnership (i.e., equity ownership) interest in each of the Unconsolidated Partnerships, and typically a 9% to 10% managing general partner interest. In addition to its equity investments (i.e., partnership interests) in the Unconsolidated Partnerships, the Company holds interest earning receivables from a majority of the Unconsolidated Partnerships. In most instances, the Company's interest earning receivable from an Unconsolidated Partnership is the Company's more meaningful income-producing asset. Positive cash flow generated from the operations of Unconsolidated Partnerships is generally available to pay accrued interest on receivables owing to the Company. Interest income on receivables from Unconsolidated Partnerships has historically been a major source of Company revenue. (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.) Following the completion of the Consolidation Program, interest income from the remaining Unconsolidated Partnerships will represent a considerably smaller portion of the Company's total revenues while rental revenues from the increased number of Rental Properties will increase significantly.

         The Company has traditionally provided product (asset) management services to the Unconsolidated Partnerships. In addition, the following services have been performed for the accounts of the co-owners (limited partners) of the Unconsolidated Partnerships: informational and financial reporting services, including tax return preparation and provision of tax return information; and capital and financial planning, including determination of reserves, funding of capital requirements and administration of capital distributions to partners. The Company has earned fees for providing these services, as well as for its efforts in successful mortgage loan refinancing transactions.

         Location of Properties
         ----------------------

         The table below indicates the geographic locations of apartment communities in which the Company had an ownership interest at December 31, 1997.

                                 State              No. of Properties               No. of Units
                           -------------------    -----------------------    --- -------------------
                                Alabama                                9                      1,296
                                Florida                              128                      8,994
                                Georgia                               75                      5,478
                                Illinois                               4                        281
                                Indiana                               70                      4,415
                                Kentucky                              34                      2,058
                                Maryland                               5                        413
                                Michigan                              25                      1,720
                             North Carolina                            1                        187
                                  Ohio                               137                      8,336
                              Pennsylvania                             9                        580
                             South Carolina                            3                        269
                               Tennessee                               5                        348
                                 Texas                                 1                         67
                                Virginia                               4                      1,211
                             West Virginia                             6                        397
                                                  -----------------------        -------------------
                                                                     516  *                  36,050
                                                  =======================        ===================

* The 516 Properties are on a total of 405 sites. Two properties were pending disposal as of December 31, 1997 and are not included in the above table. Differences between the number of Properties and the number of sites results from different legal entities (principally present or former Unconsolidated Partnerships) which own, or owned, apartment communities on contiguous parcels.

         Rental Properties
         -----------------

         As of December 31, 1997, the Company's Portfolio included 111 Rental Properties (8,261 units). The Rental Properties are owned by (i) limited partnerships in which the Company or one of its wholly owned subsidiaries owns all outstanding partner interests; (ii) limited liability companies in which the Company and/or one of is wholly owned subsidiaries own all outstanding member interests; or (iii) wholly owned subsidiaries of the Company.

         The following table summarizes the unaudited operating results of the Rental Properties by quarter in 1997 and for the years ended December 31, 1997 and 1996. Certain amounts for 1996 and the first three quarters of 1997 have been reclassified to conform to give effect to the Company's capitalization program described in footnote (2) below. The results shown below are net of management and other fees paid to the Company. Net income of these partnerships would be significantly higher if presented after elimination of intercompany payments representing such fees (about 9-10% of rental revenue on an aggregate basis).


                                                                  Quarter Ended                     Year        Year
                                                  ----------------------------------------------   Ended       Ended
                                                   March 31,   June 30,   Sept. 30,   Dec. 31,    Dec. 31,    Dec. 31,
                                                      1997       1997        1997       1997        1997        1996
                                                  ============================================== =======================
Statistical information(1)
--------------------------
Properties at end of period                              113        113        113        111          111        113
Average Units in Service                               8,453      8,453      8,453      8,348        8,427      8,626
Average Economic Occupancy                             90.3%      90.8%      92.6%      92.6%        91.6%      92.4%

Financial Information (000s omitted) (1)
----------------------------------------
Revenues
     Rental Income                                  $  9,862   $  9,988   $ 10,218   $ 10,111     $ 40,179   $ 40,055
     Other Property Income                               325        454        525        368        1,672      1,221
                                                    --------   --------   --------   --------     --------   --------
Total Revenues                                        10,187     10,442     10,743     10,479       41,851     41,276
                                                    --------   --------   --------   --------     --------   --------
Expenses
     Property Operating and Maintenance                3,533      3,732      3,823      3,636       14,724     14,447
     Real Estate Taxes and Insurance                   1,005      1,021      1,059        975        4,060      4,149
                                                    --------   --------   --------   --------     --------   --------
          Operating Expenses                           4,538      4,753      4,882      4,611       18,784     18,596
                                                    --------   --------   --------   --------     --------   --------
          Net Operating Income                         5,649      5,689      5,861      5,868       23,067     22,680
                                                    --------   --------   --------   --------     --------   --------
     Interest - Mortgage                               3,447      3,490      3,569      3,264       13,770     14,132
     Interest - Corporate Advances                       143        146        156        152          597        401
     Major Maintenance (2)                               549        558        (84)      (144)         879      2,772
     Non Operating                                        56        113       (190)        62           41      1,085
     Depreciation and Amortization                     1,236      1,257      1,350      1,358        5,201      4,745
                                                    --------   --------   --------   --------     --------   --------
          Non Operating                                5,431      5,564      4,801      4,692       20,488     23,135
                                                    --------   --------   --------   --------     --------   --------
Income/(Loss) after Certain Expenses                     218        125      1,060      1,176        2,579       (455)
                                                    --------   --------   --------   --------     --------   --------
Capital Expenditures (2)                            $    170   $    203   $  1,156   $    856     $  2,385   $    701
                                                    ========   ========   ========   ========     ========   ========


(1)      Not "same store " (not all same Properties in operation during all periods presented).

(2)      The Company initiated a revised capitalization program effective January 1, 1997 which requires capitalization of certain replacement items. In prior years all replacement items were expensed.

Note:    See Exhibit 99.1 for Financial Information by Rental Property for each Rental Property as of December 31,
         1997.

         Funds from Operations of Rental Properties
         ------------------------------------------

         Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and is not indicative of cash available to fund all of the Company's cash needs. Funds from Operations should not be considered as an alternative to net income or any other GAAP measure as an indicator of performance and should not be considered as an alternative to cash flows as a measure of liquidity or ability to make distributions.

         As defined by the National Association of Real Estate Investment Trust ("NAREIT"), Funds From Operations ("FFO") represents net income/(loss) (computed in accordance with generally accepted accounting principles, consistently applied ("GAAP")) before minority interest, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated partnerships and joint ventures. The FFO of the Rental Properties, for the years ended December 31, 1997, 1996 and 1995 is as follows: (000s omitted)


                                                             Funds from Operations
                                                  --------------------------------------------
                                                           1997           1996            1995
                                                  -------------  -------------   -------------
     Rental Properties:
     Income/(loss) before Extraordinary Items     $       2,579  $        (455)  $      (2,745)
       Depreciation on Real Estate                        4,806          4,541           4,678
                                                  -------------  -------------   -------------
                                                  $       7,385  $       4,086   $       1,933
                                                  =============  =============   =============

       Note:    1995 FFO has been restated for interest expense capitalized during the period the
                Rental Properties were classified as Held for Sale (SEE NOTES 1 AND 2 TO NOTES TO THE
                CONSOLIDATED FINANCIAL STATEMENTS)

         FFO increased approximately $3.3 million for 1997 as compared to 1996 due to the factors discussed in "Property Operating and Maintenance", (SEE ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"), specifically as it relates to the capitalization of interior replacement items. Excluding the effect of the capitalization, FFO increased approximately $2.1 million or 33.7% for 1997, as compared to 1996.

         The Company is continuing its efforts to successfully complete its strategy to qualify and elect to be taxed as a REIT. As an adjunct to its REIT strategy, the Company has initiated and partially implemented the Consolidation Program (SEE "RECENT DEVELOPMENTS"). A significant majority of the Properties in the Company's Portfolio have become Rental Properties and therefore FFO will be a primary statistic available to investors to evaluate the Company's ability to fund acquisitions and other capital expenditures and to make distributions to shareholders (as required of REITs under the federal income tax laws and as anticipated by investors and the public equity markets).

         Cash Available for Distribution ("CAD") is another measure which the Company will report in order to provide investors with another financial performance measure. CAD will not necessarily represent the amount of cash the Company will, in fact, distribute to its shareholders nor will it represent cash generated from operating, investing or financing activities as determined in accordance with

GAAP. Some REITs refer to CAD as "funds available for distribution" or "FAD". Beginning with the Company's financial statements for the quarter ending March 31, 1998, and thereafter, the Company intends to report FFO and CAD in connection with its periodic reports.

Unconsolidated Partnerships
---------------------------

         The Company holds receivables from substantially all of the 405 Unconsolidated Partnerships in which the Company had an ownership interest on December 31, 1997, primarily in the form of second mortgages and advances to the Unconsolidated Partnerships. Interest payments on these receivables generate a majority of the interest income recognized by the Company. On December 31, 1997, the contractual obligations of the Unconsolidated Partnerships on account of second mortgages, advances and other payables, including related interest, was $232.5 million (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). In connection with the Consolidation Plan, through March 26, 1998 the Company has acquired the entire equity interest in a total of 287 former Unconsolidated Partnerships (all of which were among the 405 Unconsolidated Partnerships at December 31, 1997). In addition, the acquisition of an additional 39 Unconsolidated Properties is pending final close. Accordingly, receivables owing from these former Unconsolidated Partnerships should no longer be material to the financial position of the Company on a consolidated basis. In addition, the Company has announced that it will continue to seek the consolidation of a number of additional Unconsolidated Partnerships in connection with the Consolidation Plan and its intention to elect and qualify to be taxed as a REIT (see "Recent Developments"). Over the past five years, cash flow from the Unconsolidated Partnerships has improved, largely as a result of refinanced first mortgage debt, investments in property improvements and increased NOI. The improved cash flow allows for increased interest and, in certain instances, principal reduction payments from the Unconsolidated Partnerships to the Company.

         The following table summarizes the overall unaudited operating results of the Unconsolidated Partnerships by quarter in 1997 and for the years ended December 31, 1997 and 1996. Certain amounts for 1996 and the first three quarters of 1997 have been reclassified to conform to the quarter and year ended December 31, 1997 presentation. The results shown below are net of management and other fees paid to the Company. The net income of the Unconsolidated Partnerships would have been significantly higher had the Unconsolidated Partnerships been consolidated for the period presented and thus had such fees (about 9-10% of rental revenue on an aggregate basis) eliminated from Unconsolidated Partnership expenses.


Unconsolidated Partnerships                                    Quarter Ended                   Year       Year
                                                 ------------------------------------------    Ended      Ended
                                                 March 31,   June 30,   Sept. 30,  Dec. 31,   Dec. 31,   Dec. 31,
                                                   1997       1997        1997       1997       1997       1996
                                                 --------    -------    -------    --------   -------    -------
     Statistical information(1) (2)
     -----------------------------
     Properties at end of period                      408        408        406        392        392        409
     Average Units                                 25,661     25,661     25,576     25,207     25,438     26,162
     Average Economic Occupancy                      90.6%      91.2%      92.3%      92.8%      91.7%      92.4%

Unconsolidated Partnerships                                    Quarter Ended                           Year         Year
                                                 -----------------------------------------------      Ended         Ended
                                                  March 31,   June 30,     Sept. 30,    Dec. 31,     Dec. 31,     Dec. 31,
                                                    1997        1997         1997          1997        1997         1996
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Financial Information (000s omitted)(1) (2)
-------------------------------------------
Revenues
    Rental Income                                $  29,916    $  30,198    $  30,740    $  31,017    $ 121,871    $ 121,591
    Other Property Income                              948        1,316        1,624        1,036        4,924        3,574
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Total Revenues                                      30,864       31,514       32,364       32,053      126,795      125,165
                                                 ---------    ---------    ---------    ---------    ---------    ---------

Expenses
    Property Operating and Maintenance              10,985       11,486       11,662       11,504       45,637       44,777
    Real Estate Taxes and Insurance                  2,932        2,920        2,845        2,928       11,625       11,978
                                                 ---------    ---------    ---------    ---------    ---------    ---------
          Operating Expenses                        13,917       14,406       14,507       14,432       57,262       56,755
                                                 ---------    ---------    ---------    ---------    ---------    ---------
          Net Operating Income                      16,947       17,108       17,857       17,621       69,533       68,410
                                                 ---------    ---------    ---------    ---------    ---------    ---------
    Interest - Mortgage                              9,777        9,786        9,528        9,469       38,560       39,723
    Interest - General Partner                       3,198        3,176        2,636        3,071       12,081       12,539
    Major Maintenance (3)                            1,371        2,202         (473)         393        3,493       10,350
    Non Operating                                      724          243          500           82        1,549        2,045
    Depreciation and Amortization                    4,640        4,649        4,902        4,859       19,050       18,474
                                                 ---------    ---------    ---------    ---------    ---------    ---------
          Non Operating                             19,710       20,056       17,093       17,874       74,733       83,131
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Inc./(Loss) after Certain Expenses                  (2,763)      (2,948)         764         (253)      (5,200)     (14,721)
                                                 ---------    ---------    ---------    ---------    ---------    ---------
Capital Expenditures (3)                         $     619    $     988    $   4,501    $   3,164    $   9,272    $   3,234
                                                 =========    =========    =========    =========    =========    =========

     (1)  Not "same store" (not all same Properties in operation during all periods presented, includes Properties disposed of during the year).

     (2)  Excludes 13 Properties acquired late in quarter ended December 31, 1997.

     (3)  The Company initiated a revised capitalization program effective January 1, 1997 which requires capitalization of certain replacement items. In prior years all replacement items were expensed.

     Note: See Exhibit 99.1 for Unconsolidated Partnership performance, by property, for all Properties in which the Company had an ownership interest as of December 31, 1997.

          On a comparable unit or "same store" basis for the 392 Unconsolidated Partnerships in operation throughout all periods presented, Net Operating Income increased $2.0 million or 3.1% in 1997 as compared to 1996. Economic occupancy for the 393 same store Unconsolidated Partnerships was 92.1% for 1997, as compared to 92.6% for 1996. Average rent collected per occupied unit per month on a same store basis was $429 during 1997 as compared to $420 for 1996. The Unconsolidated Partnership performance for 1997 as compared to 1996, is comparable to the Rental Properties, and was influenced by the same factors. In the third quarter, major maintenance was adjusted to capitalize certain replacement items previously expensed.

     The Company's interest income is principally derived from the Unconsolidated Partnerships. The following table reflects interest income from Unconsolidated partnerships recognized over the three years ended December 31, 1997.

                                                                       000s omitted
                                              ---------------------------------------------------------------
Interest Income                                     1997                  1996                   1995
                                              ------------------    ------------------    -------------------
  Recurring                                   $          10,681     $           6,960     $            4,099
  Refinancing                                                 0                 1,937                      0
                                              ------------------    ------------------    -------------------
Total                                         $          10,681     $           8,897     $            4,099
                                              ==================    ==================    ===================

REAL ESTATE SERVICES BUSINESS

         In its Real Estate Services Business the Company provides traditional property management services to owners of multifamily real estate. These management services include: day-to-day management and maintenance of apartment communities; attracting and retaining qualified residents; collecting rents and other receivables from residents; providing cash management services for rental revenues, security deposits, taxes, insurance and deferred maintenance escrows; and compiling and reporting information to property owners. Lexford Properties, Inc., the Company's wholly owned property management subsidiary, earns fees for providing such services. LPI's client base included 513 of the 516 Properties in which the Company had an ownership interest at December 31, 1997. Management contracts for the Properties are almost all long-term and include incentive fees for rent collection. LPI's clients also include unrelated third-party owners. The terms of management contracts for third-party owners ("Third Party Contracts") vary considerably according to the objectives of the owners, and are typically subject to termination with 30-day notice. Due to the combination of controlled and third-party management contracts, the Company expects that the number of units managed will fluctuate somewhat over time.

         Subsequent to December 31, 1997, in connection with the Company's determination to elect and qualify to be taxed as a REIT, the Company caused LPI to transfer its rights in third party contracts to Lexford Property Management, Inc. a newly formed affiliate corporation (see "Recent Developments"). LPI continues to act as the property manager for substantially all of those Properties in which the Company maintains an ownership interest.

         Through its Real Estate Services Business, the Company also provides ancillary services such as replacement parts, laundry services and maintenance to apartment properties in which the Company has an ownership interest. The Company provides these ancillary services under the trade name "Preferred Resource Company". Through the "Preferred Vendor" volume-buying program, Preferred Resource Company offers discounted prices on goods produced or distributed by manufacturers such as General Electric, Whirlpool, Glidden, Sherwin-Williams, Sears Roebuck and Co. and Maintenance Warehouse/Home Depot. As of December 31, 1997, the majority of the Properties participated in the Preferred Vendor program. Throughout 1997, the Company received a rebate for every purchase made through the Preferred Vendor program, as well as a rebate from residents' use of laundry equipment. With the Company's transition to REIT status, the Company will continue to derive rebate revenues from Preferred Vendor program purchases made by the Unconsolidated Partnerships; however, Preferred Vendor program purchases made by the Rental Properties will result in a savings of property operating and major maintenance expenses. The Company has been informed by legal counsel that rebates from residents' use of laundry equipment and/or rentals paid for the use of laundry rooms at the Properties should constitute "rents from real property" within the meaning of the REIT provisions of the Internal Revenue Code of 1986, as amended (the "Code").

         Preferred Resource Company also offers products and services to residents of apartment communities, including renter's insurance, leased apartment furnishings, and on a very limited basis, telecommunications and cable television services. At December 31, 1997, approximately 30% of residents at apartment communities in which the Company has an ownership interest selected renters insurance offered through the Company's affiliated insurance agency. The Company's affiliated insurance agency receives commissions from the sale of renter's insurance to residents. While the Company has been informed by legal counsel that commissions received from the sale of renter's insurance will constitute "non-qualifying REIT income" within the meaning of the Code, the Company intends to carefully monitor gross revenues derived from each individual Property as well as renter's insurance commission revenues derived from such Property in order to ensure that in no event will renter's insurance commissions ever exceed one percent of the total revenues derived from any individual Property. Preferred Resource Company also offers leased apartment furnishings through agreements with national companies such as Aaron Rents, Inc. and Globe Furniture Rentals, and receives a rebate on furniture packages leased by residents.

         Capitalization of Properties
         ----------------------------

         The Company's investment strategy includes obtaining and maintaining the best available financing for the Properties, with the goal of maximizing their operating performance and managing refinancing risk. Over the past five years, the Company has successfully negotiated long-term, non-recourse, fixed interest rate financing for approximately 91% of the Properties. The Company also negotiated and established escrows for property improvements, real property tax liabilities and working capital as provisions of refinancing.

         For a discussion of Property mortgage loans refinanced in 1997, SEE
ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES.

                                   COMPETITION

         The Properties are largely comprised of apartment units made of solid, durable modular components pre-manufactured off-site in a quality-controlled environment. The units were manufactured and shipped to be set on foundations constructed on-site at the project's final location. The units generally consist of three or four rooms of uniform design and dimension and are small and efficient with low-maintenance finishes. The building exteriors feature a low-pitched asphalt shingle roof, masonite siding and fenced patios. The Company believes the Properties provide a superior residential alternative to most other comparably priced apartments and an attractive residential feel through their mature park-like landscaping, well-maintained lawns and gardens and multiple building single-story layouts. The average age of the apartment units in the Portfolio is 14 years.

         Lexford's apartment communities generally cater to a "value-conscious" resident seeking clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental rates as represented by its average monthly rents, which currently range from $400 to $550 per apartment unit, which the Company believes is typically 20-25% below the average multifamily rental rates in its markets. The Company believes that the growth and expansion of several cities (including the cities comprising its "Core Markets" enumerated under "Corporate Strategy" below) toward and around outer suburbs where a number of the Properties were originally constructed has resulted in many Properties now being located in very attractive areas and desirable neighborhoods when compared to similarly priced apartments. The average rental rate per unit for the Portfolio at December 31, 1997 was $433. The Company's Portfolio is diversified across 79 metropolitan areas throughout the Midwest and Southeast, with concentrations in Florida, Georgia, Ohio, Indiana, Michigan and Kentucky. The Company's Properties tend to be located in suburban, secondary and tertiary markets, where the Company competes locally with other apartment communities.

         Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. The geographic distribution of the Portfolio reduces the impact of any one set of local economic conditions on the Company.

         The multi-family market is characterized by increasing demand generated by steady population and job growth, low levels of new apartment construction and continued strong occupancies. According to the REIS REPORTS and other nationally recognized market data, the Company's primary markets are projected to be substantially above the national average in terms of population and job growth.

         The Company will continue to invest in improvements to the Properties to remain competitive and provide opportunities for increases in rental rates. In addition, the Company is focusing on training to improve the customer service skills of its property employees.

                               BUSINESS STRATEGY

         The Company's overall business objective is to maximize the total return to its shareholders and co-investors through increases in the value of the Portfolio, cash flows and earnings. The Company believes that this objective is best achieved by the election of REIT status (which it intends to effect for fiscal year 1998) and by pursuing a strategy of being the leading provider of housing to "value-conscious" renters. Accordingly, the Company intends to focus on core markets where it maintains and establishes substantial market share, and to continually strive for increases in operating margins.

         Lexford's mission is to become the dominant U.S. provider of housing to "value conscious" renters. Lexford's strategies to fulfill this mission and build shareholder value are:

         * A focus on core markets where the Company maintains substantial market share;

         * An emphasis on competitive pricing and operating margins as a low-cost operator; and

         * A commitment to rewarding employees for ingenuity and productivity.

         The Company has identified six "core markets" where it has strong market share: Atlanta, Georgia; Columbus, Ohio; Indianapolis, Indiana; Miami, Florida; Orlando, Florida; and Tampa, Florida. The Company intends to expand within these markets by synergistic and opportunistic investing in apartment communities that complement its "value-conscious" resident profile. The Company will also pursue external growth through acquisitions in markets with the potential to develop into new core markets, and through acquisitions of, or co-investment in, portfolios of apartment communities.

         The Company will strive to increase operating margins through its emphasis of onsite property management. The Company believes there are significant opportunities to improve the profitability of individual Properties.

     Increase Revenues at Existing Properties. The Company will continue to seek to increase rental rates by embarking on a capital expenditure program over the next five years. The Company historically has been able to effectuate meaningful rental rate increases following expenditures on deferred maintenance and capital improvements. For example, the performance of the Properties where improvements were effected following recent mortgage loan refinancings has improved dramatically with revenues from such Properties increasing 16.3% from 1995 through 1997. Following thorough analysis of the Properties and the sensitivities to rent increases in their respective locales, management has identified 224 Properties (approximately 15,000 units) for which it believes disciplined capital spending will yield substantial revenue increases and attractive returns on investments. Subject to available financing, the Company expects to invest approximately $43.0 million in excess of its targeted $350 per unit annual maintenance spending level for various revenue-enhancing projects at such Properties over the next five years.

     The Company believes that it is uniquely positioned to identify required improvements, and achieve favorable pricing on these improvements, because of the homogeneous nature of the Properties and the Company's extensive database of historical capital improvements. The homogeneity of the Company's apartments enables the Company to accurately assess useful lives of all major components

(i.e. roofs, appliances, painting, asphalt, etc.) and the Company's database of historical capital expenditures by Property, component and year of replacement provides the Company with a useful tool to accurately forecast capital expenditures, and thus budget appropriate replacement reserves.

     Leverage Operating Efficiencies. The Company emphasizes on-site property management and believes there are significant opportunities to improve the profitability of individual Properties. Particular attention is paid to opportunities to increase rents, raise occupancy rates and control costs, with property managers being rewarded for monitoring and reacting to market trends. Since the Company's acquisition of LPI in August 1996, LPI personnel have assumed responsibility for managing all of the Properties, and in doing so have brought to the Company their collective experience and high standards for personnel, training and management systems.

     The Company believes that the durability and uniformity of its Properties provide for economies and efficiencies in operating and maintenance costs. The Company seeks to manage expenses through a system of detailed management reporting and accountability. The Company also expects to realize significant expense reductions as a result of the Consolidation Program, which eliminates the costly and cumbersome reporting (both tax and financial), communication and in many instances, cash segregation required to administer over 400 limited partnerships with more than 7,000 third party limited partners. The Company may further seek to control expenses through investment in cost-saving initiatives such as national contracting, implementation of improved technology, and the installation of individual apartment unit water and utility meters in certain locations. With its relatively low operating and maintenance costs, the Company can offer very competitive rents and still maintain attractive operating margins.

     Increase FFO Through Deleveraging. The Company intends to prepay mortgage indebtedness secured by the Rental Properties. The Company expects that these actions will significantly increase FFO and Cash Available for Distribution, reduce the Company's consolidated debt-to-market capitalization ratio to a level more consistent with other comparable publicly traded REITs, lower the Company's aggregate cost of capital (by eliminating higher cost mortgage indebtedness) and enhance borrowing capacity to fund future acquisitions and capital expenditures. The Company will seek to raise capital to pay mortgage indebtedness of approximately $174.8 million secured by 135 Rental Properties which by its terms is prepayable without substantial penalty or premium (collectively the "Prepayable Debt"). If successful, following such payment and after giving full effect to the acquisition of the entire equity interest in 326 Properties subject to the Consolidated Program, the Company will have approximately $342.2 million of mortgage indebtedness remaining on the Rental Properties of which $99.3 million becomes prepayable in 1998, $107.5 million in 1999, $102.2 million in 2000 and $17.3 million in 2001, with weighted average interest rates of 8.81%, 8.62%, 8.90% and 8.54%, respectively. The Company intends to further reduce its interest expense and therefore increase FFO and Cash Available for Distribution by retiring such indebtedness as it becomes prepayable, subject to the availability of capital at pricing which makes prepayment desirable.

     Acquisitions. The Company expects to grow by acquiring individual apartment properties or portfolios of properties and believes such growth will result in improved economies of scale and increased cash flows and profitability. The Company believes that it is well-positioned to take advantage of consolidation opportunities in the value-conscious segment of the apartment industry which, when compared to the more active consolidation and acquisition trends occurring in the high middle and upper income segments, have yet to be realized. The Company believes it is also well positioned to acquire and manage apartment communities with smaller numbers of units. The Company believes that there is less competition among REITs for both properties within the value-conscious segment and properties containing less than 150 units, and therefore, that such properties can be acquired at attractive prices. The Company believes it has developed the management expertise necessary to compete in this segment effectively and achieve attractive financial returns on newly acquired properties. In addition, the Company believes it can improve the profitability of such properties through revenue enhancement and cost reduction since many of these properties are owned by parties that are either inadequately capitalized or lack the professional property management expertise of the Company.

ITEM 2.    PROPERTIES
           ----------

         The Company maintains ownership interests in the Rental Properties and the Unconsolidated Partnerships (SEE ITEM 1. "BUSINESS").

         The Company's executive offices are located in a 6,158 square-foot suite in the Huntington Center at 41 South High Street, in downtown Columbus, Ohio.

         The Company also has corporate offices for 36,120 square feet of space within a single-story office building at 6954 Americana Parkway, in suburban Columbus, Ohio. The Company entered into a lease for the building with Americana Investment Company (an entity affiliated with an outside director of the Company
- SEE PART III ITEM 13: "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") in late 1992. This lease expired in October 1997 and was extended on a month to month basis beginning November 1, 1997. Management believes that the lease terms are competitive with commercial lease rates in the suburban Columbus market.

         LPI's corporate headquarters are located in a 15,185 square-foot suite of offices located in an office park at 8615 Freeport Parkway in suburban Dallas, Texas. LPI entered into a lease for the office suite in 1993. In addition to the corporate headquarters, the Company leases regional operations offices in Orlando, Florida; Seattle, Washington; and in Houston and San Antonio, Texas.

ITEM 3.    LEGAL PROCEEDINGS
           -----------------

         On March 7, 1996, the Company filed suit against Hartford Fire Insurance Company ("Hartford") in the United States District Court for the Middle District of Florida, in a case captioned CARDINAL REALTY SERVICES, INC.
V. HARTFORD FIRE INSURANCE CO., Case No. 96-458-CIV T-24A. In that case, the Company seeks to recover from Hartford, pursuant to an excess property insurance policy issued to the Company by Hartford, for termite-related losses at approximately 150 Properties in which the Company holds (or formerly held) an interest. The termite related losses are the same as those which formed the subject matter of prior litigation against the Company's former primary insurance carrier, National Union Fire Insurance Company in which the Company arrived at a mutual settlement. Hartford's insurance policy provides coverage for such losses to the extent they constitute a "single occurrence" within the meaning of the policy and exceed $25 million. The Company has been unsuccessful in its efforts to arrive at a settlement of its claim in this proceeding in an amount that the Company believes to be reasonable. A trial was commenced in Tampa, Florida in February 1998; however, after one week of trial proceedings the Visiting Judge presiding over the trial became ill and the U.S. District Judge declared a mistrial. A new trial has been tentatively scheduled for September 1998.

         The Company is party to a number of other litigation matters arising in the ordinary course of business, none of which is material or represents any significant potential impact upon the Company or its financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------
           None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
           ---------------------------------------------------------------------

           In 1997 and 1996, the Company's common stock traded on the National Market tier of the Nasdaq Stock Market sm under the trading symbol "CRSI." On December 31, 1997, there were approximately 1,338 registered holders of the Company's Common Stock. The following table sets forth the high and low sale prices of the Common Stock for the periods indicated as adjusted for the two for one share exchange in connection with the merger of Lexford, Inc. with and into the Company.

                                                1997                     1996
                                      -----------------------   -----------------------
                                         High          Low          High         Low
                                      ----------   ----------   ----------   ----------
    First Quarter                     $    13.38   $    10.25   $     9.38   $     8.75
    Second Quarter                         13.00        11.63        10.88         8.75
    Third Quarter                          14.13        10.94        10.38         9.25
    Fourth Quarter                         17.25        13.57        10.63         9.69

                        The Company's transfer agent is:

                                Fifth Third Bank
                               Fifth Third Center
                               38 Fountain Square
                                    MD 1090D2
                             Cincinnati, Ohio 45263

         The Company has paid no dividends since it became a public reporting company. Until August 1995, the Company's ability to pay dividends was subject to a prohibition contained in its financing arrangements with The Huntington National Bank. The terms of the Company's current credit facility provided by The Provident Bank no longer restricts dividends. (SEE ITEM 7. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES.")

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The information below should be read in conjunction with the CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND ITEM 7 - "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         The unaudited tables set forth below provide a variety of statistical information about the Company. The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA less Loan Fees and as adjusted for Nonrecurring items) and Adjusted EBITDA (Recurring EBITDA plus principal payments on account of receivables received from Unconsolidated Partnerships less interest expense on Rental Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligation, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by GAAP and does not necessarily represent amounts of cash available to fund the Company's cash requirements.


                                        Year Ended        Year Ended      Year Ended       Year Ended     Year Ended
                                       December 31,      December 31,    December 31,     December 31,   December 31,
                                          1997(1)          1996(1)           1995            1994            1993
                                       -------------    -------------    -------------   -------------   -------------
Operating Revenue                      $  70,367,491    $  65,300,990    $  23,676,429   $  22,600,025   $  16,064,076
                                       =============    =============    =============   =============   =============

Income before Extraordinary Item       $   3,386,112    $   5,370,230    $   4,292,713   $   3,943,943   $     229,049

Extraordinary Item                     $    (180,534)   $  (1,614,356)   $     804,022   $   3,155,901   $   1,050,086
                                       -------------    -------------    -------------   -------------   -------------
Net Income                             $   3,205,578    $   3,755,874    $   5,096,735   $   7,099,844   $   1,279,135
                                       =============    =============    =============   =============   =============
EBITDA(2)                              $  26,528,887    $  29,530,914    $  24,599,501   $  24,752,196   $  19,887,705
                                       =============    =============    =============   =============   =============
Adjusted EBITDA(2)                     $  18,720,209    $  11,990,697    $   8,212,539   $   6,850,341   $   4,189,385
                                       =============    =============    =============   =============   =============


Basic Earnings Per Share:
    Income before Extraordinary Item   $        0.42    $        0.71    $        0.59   $        0.56   $        0.03

    Extraordinary Item                         (0.02)           (0.21)            0.11            0.45            0.15
                                       -------------    -------------    -------------   -------------   -------------
    Net Income                         $        0.40    $        0.50    $        0.70   $        1.01   $        0.18
                                       =============    =============    =============   =============   =============
Diluted Earnings Per Share:

    Income before Extraordinary Item   $        0.41    $        0.69    $        0.56   $        0.52   $        0.03

    Extraordinary Item                         (0.02)           (0.21)            0.11            0.42            0.14
                                       -------------    -------------    -------------   -------------   -------------
    Net Income                         $        0.39    $        0.48    $        0.67   $        0.94   $        0.17
                                       =============    =============    =============   =============   =============


Balance Sheet Data:  (At period end)
Total Assets                           $ 241,597,596    $ 245,367,779    $ 239,398,900   $ 236,729,107   $ 243,969,706
Long-Term Debt                           149,998,556      163,319,285      170,111,869     168,159,368     179,816,494
Shareholders' Equity                      74,846,496       62,509,178       51,246,094      43,248,143      31,684,299

     The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial
     Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of
     Statement No. 128 SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. The earnings per share amounts prior to 1997 have also been restated for the two for one share exchange (SEE NOTE 14 TO NOTES TO THE CONSOLIDATED
     FINANCIAL STATEMENTS).

(1)  The Company, during 1995 and prior years, classified the Rental Properties as Held for Sale. While the Rental
     Properties were Held for Sale, the results of operations from the Rental Properties were credited to the carrying value of the real estate and no revenues, expenses or depreciation were included in the Consolidated Statements of
     Income. Commencing in 1996, the Company changed the classification of the Rental Properties and fully consolidated the operations of the Rental Properties in the Company's Consolidated Statement of Income (SEE NOTES 1 AND 2 TO
     NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

(2)  EBITDA and Adjusted EBITDA for the years ended December 31, 1995, 1994 and 1993 includes the funds from operations of the Rental Properties during the period such Properties were Held for Sale (SEE ITEM 1 - "BUSINESS - FUNDS FROM
     OPERATIONS").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

                                  INTRODUCTION

         The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto (SEE ITEM 1 - "BUSINESS" AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

                              RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years ended December 31, 1997 and
1996

         RENTAL REVENUES are derived from the apartment communities that comprise the Company's Rental Properties. Revenues increased approximately $574,000, or 1.4%, in 1997 as compared to 1996. The increase was primarily due to the increase in average rent collected from occupied units from $420 in 1996 to $429 in 1997. The average economic occupancy of the 111 Rental Properties in operation at all times during 1996 and 1997 was 92.4% in 1996 compared to 91.6% in 1997. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected.

         FEE BASED REVENUES are comprised of Property Management Services and Investment Management revenues generated from services provided to Properties and residents at the Properties. Property Management Services revenues principally relate to property management and accounting services provided to the Properties. Preferred Resource (formerly referred to as Ancillary Services or Preferred Vendor) revenues include a portion of discounts earned by the Properties for assisting in the acquisition of needed parts and supplies and managing a coordinated buying group in 1997. In prior years, the Company was involved in direct sales of parts and supplies to the Properties. In addition, revenue is generated from renters insurance and other services provided to residents. Investment Management revenues consist of partnership administration fees as well as loan refinancing and restructuring fees.

         The following are the major components of Management Services Revenues and Investment Management Revenues for 1997 as compared to 1996 (certain amounts previously reported have been reclassified herein between Management Services and Preferred Resource for all periods presented):

                                                                   1997                 1996
                                                             ----------------     ----------------
Management Services:
 Property Management Services:
     Unconsolidated Partnerships                             $      7,794,319     $      7,782,722
     Third Party                                                    4,269,553            2,135,429
     Other Management Service Fees                                  1,549,996            1,513,287
 Preferred Resource:
     Furniture Leasing and Renter=s Insurance                         243,867              403,704
     Preferred Resource Purchase Rebates                              302,811                    0
     Resident Applications Fees                                       421,564              399,725
     Replacement and Maintenance Material Revenues - Net                    0               45,676
                                                             ----------------     ----------------
Total Management Services Revenues                                 14,582,110           12,280,543
                                                             ----------------     ----------------

Investment Management:
 Partnership Administration and Other Fees                          1,134,412            1,131,775
 Loan Refinancing and Restructuring Fees                              130,510              751,994
                                                             ----------------     ----------------
Total Investment Management Fee Revenues                            1,264,922            1,883,769
                                                             ----------------     ----------------
Total Fee Based Revenues                                     $     15,847,032     $     14,164,312
                                                             ================     ================

         Fee Based Revenues increased approximately $1.7 million, or 11.9%, in 1997 as compared to 1996. The increase was primarily due to the inclusion in 1997 of a full year of revenues from the operations of Lexford Properties, a third party property management company, which was acquired on August 1, 1996 (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - "LEXFORD PROPERTIES ACQUISITION"). The approximate $160,000 decrease in income derived from Furniture Leasing and Renter's Insurance activities from 1996 to 1997 was more than offset by approximately $303,000 of income generated from the volume discount/rebate program instituted by the Company in 1996 in connection with purchases by the Properties. The substantial completion of major debt refinancing efforts by the Company in 1996 resulted in the decrease of approximately $621,000 in Loan Refinancing and Restructuring Fees.

         Fee Based and Rental Revenues are dependent to a certain extent on the financial condition of the Properties owned and managed by the Company and the Company's ability to retain its ownership interests. Loss of these interests, due to an increase in interest rates or an inability to refinance matured loans, could have a material adverse impact on Revenues and the financial condition of the Company. In addition, the Company derives its third party property management revenues from 30 day cancelable contracts. Therefore, the amount of revenue generated from third party management contracts may be subject to significant fluctuation from period to period.

         Fee Based and Rental Revenues are also directly related to the occupancy and level of rents collected at the properties managed by the Company. For the past three years the Company has maintained occupancy, on average, above 90% at the properties managed by the Company. The Company's ability to obtain rental increases and maintain occupancy are highly dependent upon market conditions, the physical condition of the properties and the competitive environments affecting such properties. The Properties are subject to all operating risks common to residential apartments in general. Such risks include: competition from other apartments; excessive building of comparable properties or increases in unemployment in the areas where the apartment communities are located, any of which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents; the inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating multi-family housing, including present and possible future laws relating to access by physically impaired persons.

         INTEREST INCOME increased $1.8 million, or 20%, in 1997 compared to 1996. Interest Income is primarily derived from the interest collected or accrued on the recorded value of investments in, and advances to, Unconsolidated Partnerships. (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in interest income derived from cash generated by property operations was approximately 53% over the same periods, as approximately $1.9 million of 1996 Interest Income was generated from the excess proceeds derived from refinancing of Unconsolidated Partnerships (SEE "LIQUIDITY AND CAPITAL RESOURCES" -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). Although the interest income generated from excess refinance proceeds is not recurring, Interest Income was favorably impacted in 1997, and may be favorably impacted in the future, by the lower debt service as a result of the refinancing transactions completed in 1996 and prior years. The increase in 1997 was a result of improved cash flow due to improved operating performance of the Unconsolidated Partnerships and lower debt service requirements on mortgage debt refinanced in prior years.

         INCOME FROM DISPOSAL OF ASSETS -- NET, increased approximately $1.0 million, or 106.6%, in 1997 as compared to 1996. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. Additional income from the disposal of assets may be recognized in the future although it is not a significant long term source of revenue for the Company.

         PROPERTY OPERATING AND MAINTENANCE expense decreased approximately $2.1 million in 1997 as compared to 1996. The majority of the decrease is due to the capitalization of certain furniture and fixture replacements previously expensed. In the third quarter of 1997, management reviewed its replacement maintenance costs and determined that certain expenditures had a longer useful life and did not require as frequent replacement. These items will now and in the future be capitalized and depreciated over an estimated useful life of five years. Management believes that the revised capitalization policy (which by virtue of a third quarter adjustment has been applied effective as of January 1,
1997) is more like that of its industry peers, most of which are Real Estate Investment Trusts ("REITs"). The Company has announced its intention to qualify as a REIT for federal income tax purposes for fiscal year 1998.

         REAL ESTATE TAXES AND INSURANCE expense remained relatively constant and decreased approximately $88,000, or 2.1%, in 1997 as compared to 1996.

         PROPERTY MANAGEMENT EXPENSES increased approximately $3.0 million in 1997 as compared to 1996. The increase was primarily related to the inclusion in 1997 of a full year of expenses for the third-party management operations of Lexford Properties, which was acquired effective August 1, 1996.

         ADMINISTRATION EXPENSES increased approximately $416,000 in 1997 compared to 1996. The increase in administration expenses was due, in part, to the executive and middle management restructuring implemented at the end of 1995 which resulted in lower payroll expense during the first half of 1996 due to open positions, principally at the senior management level, many of which positions have since been filled. The Company also incurred additional costs of approximately $253,000 in 1997 associated with a promotional and marketing campaign designed to promote the Lexford Properties third party property management operation and the Company's name change in October 1997.

         PERFORMANCE EQUITY PLAN expense represents the non-cash charge recorded upon the vesting of 424,000 shares under the 1997 Performance Equity Plan which was approved by the Company's shareholders at the 1997 annual meeting. An additional 212,000 shares issued under such Plan remain subject to forfeiture unless vesting criteria are satisfied during or prior to fiscal year 1999.

         NONRECURRING COSTS in 1997 of $827,000 were up from $243,000 in 1996. Approximately $400,000 of the charge was due to costs related to the elimination of overlapping functions between Lexford Properties and the Company's previous management services operations. In the second half of 1997 the Company recorded a charge of approximately $427,000 primarily related to costs incurred for the Form S-11 filing for the proposed spinoff of the Company's Rental Properties. The Company has withdrawn this filing as it has determined to maintain its ownership interests in the Rental Properties and seek to qualify as a REIT under the Internal Revenue Code.

         INTEREST EXPENSE on mortgages on the Rental Properties decreased approximately $362,000 in 1997 as compared to 1996. The decrease in interest expense was due to the refinancing transactions completed in late 1996. Interest expense on the Company's corporate lines of credit decreased approximately $441,000 in 1997 compared to 1996. The decrease is due to lower outstanding balances on the lines: $7.4 million was outstanding at December 31, 1997, compared to $15.3 million at December 31, 1996. (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         DEPRECIATION AND AMORTIZATION EXPENSE increased approximately $1.0 million in 1997 as compared to 1996. The increase is due to the amortization of goodwill and management contracts associated with the Lexford Properties acquisition and depreciation associated with the items capitalized as discussed above in "Property Operating and Maintenance". In addition, in 1997 the Company recorded a charge of approximately $364,000 as an amortization adjustment to the value assigned to the third party management contracts acquired in 1996. The adjustment was based upon the significant decline in the number of third party property management contracts.

         INCOME BEFORE EXTRAORDINARY ITEM decreased from $5.4 million in 1996 to $3.4 million in 1997. The Extraordinary charge in 1997 of approximately $181,000, and in 1996 of $1.6 million, net of taxes, were both a result of mortgage debt refinancing on certain Rental Properties (SEE NOTE 6 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "LIQUIDITY AND CAPITAL RESOURCES" - FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). Both Income before Extraordinary Item and Net Income were negatively impacted by the non-cash charge recorded upon the vesting of 424,000 shares under the Company's 1997 Performance Equity Plan, as discussed above under "Performance Equity Plan." Before giving effect to that charge, Net Income for 1997 would have increased 86.9% over 1996. After the charge, 1997 Net Income declined about $550,000, or 14.7%, to $3.2 million, from $3.8 million in 1996. In addition, Earnings Per Share calculations were significantly impacted by the Performance Equity Plan and the vesting of awards of shares under employment agreements and other incentive plans. Before giving effect to the charge for the Performance Equity Plan and the dilutive effect of the associated shares, Basic and Diluted Earnings Per Share would have been $.88 and $.86, respectively, an increase of 76% and 79% over 1996. After the charge and dilutive effect of the shares, Basic and Diluted Earnings Per Share for 1997 were $.40 and $.39, respectively, from $.50 and $.48, respectively for 1996.

Comparison of Results of Operations for the Years ended December 31, 1996 and Pro Forma 1995

         The financial statements for the year ended December 31, 1995 does not include the results of operations (revenues or expenses) attributable to the Rental Properties previously classified as "Real Estate Assets Held for Sale". Commencing January 1, 1996 the Results of Operations, including depreciation of the Rental Properties, have been included in the Consolidated Statements of Income. Therefore, the Consolidated Statement of Income for the year ended December 31, 1996 is not comparable to the Consolidated Statement of Income for the year ended December 31, 1995.

         In order to facilitate the comparison of operations in 1996 to prior years, the following "pro forma" Income Statement (the "Pro Forma Income Statement") has been prepared for the year ended December 31, 1995 as if the Rental Properties were previously consolidated. All intercompany transactions have been eliminated. Depreciation expense for the Rental Properties has been estimated for 1995 (SEE NOTES 1 AND 2 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         The following discussion of Results of Operations for the year ended December 31, 1996 as compared to 1995 is based upon the Pro Forma Income Statement. The earnings per share amounts have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128 (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The earnings per share amounts have also been restated for the two for one share exchange (SEE NOTE 14 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

                                                                    1996              Unaudited
                                                                                      Pro Forma
                                                                                       1995
                                                                 ------------      ------------

        Revenues:
          Rental Revenues ..................................     $ 41,276,684      $ 39,375,333
          Fee Based ........................................       14,164,312        12,540,900
      Interest, Principally from Unconsolidated Partnerships        8,897,233         4,099,329
      Income from Disposal of Assets-Net ...................          962,761         3,408,379
                                                                 ------------      ------------
                                                                   65,300,990        59,423,941
                                                                 ------------      ------------
        Expenses:
          Property Operating and Maintenance ...............       16,980,888        17,970,976
          Real Estate Taxes and Insurance ..................        4,148,545         4,006,814
          Property Management ..............................        9,366,777         6,910,228
          Administration ...................................        5,030,967         4,399,349
          Nonrecurring Costs ...............................          242,899         1,537,073
          Interest - Non Recourse Mortgages ................       14,131,780        13,549,258
          Interest - Corporate Debt ........................        1,098,333         1,522,087
          Depreciation and Amortization ....................        5,514,571         5,261,181
                                                                 ------------      ------------
                                                                   56,514,760        55,156,966
                                                                 ------------      ------------
      Income Before Income Taxes and Extraordinary Item ....        8,786,230         4,266,975
      Provision for Income Taxes ...........................        3,416,000         1,664,000
                                                                 ------------      ------------
      Income before Extraordinary Item .....................        5,370,230         2,602,975
      Extraordinary Item, net of Income Taxes ..............       (1,614,356)          804,022
                                                                 ------------      ------------
      Net Income ...........................................     $  3,755,874      $  3,406,997
                                                                 ============      ============
        EBITDA (Unaudited) .................................     $ 29,530,914      $ 24,599,501
                                                                 ============      ============
        Adjusted EBITDA (Recurring EBITDA reduced by
        interest on Rental Property Debt) (Unaudited) ......     $ 11,990,697      $  8,212,539
                                                                 ============      ============
              Basic Earnings Per Share:
                Income Before Extraordinary Item ...........     $        .71      $       0.36
                Extraordinary Item .........................            (0.21)             0.11
                                                                 ------------      ------------
                Net Income .................................     $       0.50      $       0.47
                                                                  ============      ============
              Diluted Earnings Per Share:
                Income Before Extraordinary Item ...........     $        .69      $       0.34
                Extraordinary Item .........................            (0.21)             0.11
                                                                 ------------      ------------
                Net Income .................................     $       0.48      $       0.45
                                                                 ============      ============

         RENTAL REVENUES are derived from the apartment communities that comprise the Company's Rental Properties. Revenues increased $1.9 million, or 4.8%, in 1996 as compared to 1995. The increase was primarily due to the increase in average rent collected from occupied units from $399 in 1995 to $420 in 1996. The average economic occupancy of the 108 Rental Properties in operation at all times during 1996 and 1995 was 92.5% in 1996 compared to 91.8% in 1995. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected.

         FEE BASED REVENUES are comprised of Property Management Services and Investment Management revenues generated from services provided to Properties and residents at the Properties. Property Management Services revenues principally relate to property management and accounting services provided to the Properties. Preferred Resource (formerly referred to as Ancillary Services or Preferred Vendor) revenues consist principally of revenue generated from the sale of replacement and maintenance material to the Properties. In addition, Ancillary Services revenues include revenue generated from furniture leasing and renters insurance services provided to residents. Investment Management revenues consist of partnership administration fees as well as loan refinancing and restructuring fees.

         The following are the major components of Management Services Revenues and Investment Management Revenues (unaudited) for 1996 as compared to pro forma 1995 (certain amounts previously reported have been reclassified herein between Management Services and Preferred Resource for all periods presented):

                                                                        1996                1995
                                                                  ---------------     ---------------
      Management Services:
        Property Management Services:
            Unconsolidated Partnerships                           $     7,782,722     $     7,414,992
                                                                  ---------------     ---------------
            Third Party                                                 2,135,429                   0
            Other Management Service Fees                               1,513,287           1,805,967
        Preferred Resource:
            Furniture Leasing and Renter=s Insurance                      403,704             290,937
            Resident Application Fees                                     399,725             429,134
            Replacement and Maintenance Material Revenues-Net              45,676             532,315
                                                                  ---------------     ---------------
      Total Management Services Revenues                               12,280,543          10,473,345
                                                                  ---------------     ---------------
      Investment Management:
        Partnership Administration and Other fees                       1,131,775           1,181,540
        Loan Refinancing and Restructuring Fees                           751,994             886,015
                                                                  ---------------     ---------------
      Total Investment Management Fee Revenues                          1,883,769           2,067,555
                                                                  ---------------     ---------------
      Total Fee Based Revenues                                    $    14,164,312     $    12,540,900
                                                                  ===============     ===============


         Fee Based Revenues increased approximately $1.6 million, or 12.9%, in 1996 as compared to 1995. The increase was primarily due to the acquisition of Lexford Properties, a third party property management company, which generated $2.1 million in Fee Revenue since its acquisition on August 1, 1996 (SEE NOTE 1 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - "LEXFORD PROPERTIES ACQUISITION"). The increase in property management revenues was offset by an approximately $487,000 decrease in replacement and maintenance material sales to Unconsolidated Partnerships. The decline in replacement and maintenance material sales occurred as the Company transitioned from a warehouse operation to a coordinated buying group for replacement and maintenance material. Revenue in the future will be derived from a portion of the volume discounts generated by the property purchases.

         INTEREST INCOME increased $4.8 million, or 117%, in 1996 compared to 1995. Interest Income is primarily derived from the interest collected or accrued on the recorded value of investments in, and advances to, Unconsolidated Partnerships. (SEE NOTE 3 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). Approximately $1.9 million of the increase was generated from the excess proceeds derived from refinancing of Unconsolidated Partnerships (SEE "LIQUIDITY AND CAPITAL RESOURCES -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). The balance of the increase was a result of improved cash flow due to increased operating performance of the Unconsolidated Partnerships (a same unit 7.9% increase in net operating income in 1996 as compared to 1995) and lower debt service requirements on mortgage debt refinanced in prior years.

         INCOME FROM DISPOSAL OF ASSETS -- NET, decreased approximately $2.4 million in 1996 as compared to 1995. This income is derived from the proceeds of the sale of assets and the recovery of investor notes receivables in excess of the aggregate recorded value of these assets.

         PROPERTY OPERATING AND MAINTENANCE expense decreased approximately $990,000, or 5.5%, in 1996 as compared to 1995. The decrease was primarily due to the implementation in 1996 of a capitalization program which resulted in the capitalization of major building exterior improvements. Previously all items were expensed. In 1996 approximately $700,000 of improvements were capitalized that would have been expensed in prior years. In addition, major maintenance expense decreased approximately $487,000 in 1996 as compared to 1995. The decrease in 1996 primarily related to major maintenance on Rental Properties refinanced in 1995 and 1994.

         REAL ESTATE TAXES AND INSURANCE expense remained relatively constant and only increased approximately $142,000, or 3.5% in 1996 as compared to 1995.

         PROPERTY MANAGEMENT EXPENSES increased approximately $2.5 million in 1996 as compared to 1995. Approximately $2.0 million of the increase was related to the third-party management operation of Lexford Properties, which was acquired effective August 1, 1996.

         ADMINISTRATION EXPENSES increased approximately $632,000 in 1996 compared to 1995. The increase was primarily due to bonuses payable to employees pursuant to the Company's 1996 Incentive Compensation Plan. The incentive compensation is based upon certain increases in Company profitability. The percentage increase used as a measurement for the majority of the incentive compensation is computed net of the cost of such plan. The increase in incentive compensation in 1996 compared to 1995 is reflective of the significant increases in profitability achieved in 1996 compared to 1995.

         NONRECURRING COSTS in 1996 of $242,899 related to realignments to the Company's organization to eliminate overlapping responsibilities. The restructuring in 1996 was a follow up to the restructuring costs incurred in 1995 of $1.5 million. The restructuring costs are primarily comprised of severance and separation costs.

         INTEREST EXPENSE on mortgages on the Rental Properties increased approximately $582,000 in 1996 as compared to 1995. The increase in interest expense was due to the refinancing transactions completed in 1996 and 1995. Although the overall contractual interest rates decreased, interest expense increased, due to the impact of "Fresh Start" reporting with effective interest rates applied to the Carrying Value of the mortgages. Interest expense on the Company's corporate lines of credit decreased approximately $424,000 in 1996 compared to 1995. The decrease is due to lower outstanding balances on the lines, and the refinancing of the Company's corporate credit lines in August 1995 at more favorable interest rates (SEE "LIQUIDITY AND CAPITAL RESOURCES").

         DEPRECIATION AND AMORTIZATION EXPENSE increased approximately $253,000 in 1996 as compared to 1995. The increase is primarily due to amortization expense related to loan origination costs capitalized in connection with the refinancing of corporate debt and mortgages on the Rental Properties, combined with amortization of management contracts and goodwill associated with the Lexford Properties acquisition.

         INCOME BEFORE EXTRAORDINARY ITEM increased from $2.6 million in 1995 to $5.4 million in 1996. The extraordinary charge of $1.6 million, net of taxes was a result of mortgage debt refinancing on certain Rental Properties (SEE NOTE 6 TO NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "LIQUIDITY AND CAPITAL RESOURCES" FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES). The extraordinary gain of $804,000 recognized in 1995 was due to debt forgiveness generated from the debt restructuring and refinancing of mortgages on Rental Properties. Net income increased from $3.4 million in 1995 to $3.8 million in 1996.

Earnings before Interest, Taxes, Depreciation and Amortization

         The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA less Loan Fees and as adjusted for Nonrecurring items) and Adjusted EBITDA (Recurring EBITDA plus principal payments of receivables from Unconsolidated Partnerships less interest on Rental Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligation, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by GAAP and does not necessarily represent amounts of cash available to fund the Company's cash requirements. Unaudited EBITDA and the computation of Adjusted EBITDA for the years ended December 31, 1997, 1996 and 1995 (pro forma because the rental properties were classified as held for sale in 1995) is as follows:
(000s omitted)

                                                                                                       Pro Forma
                                                                                                    ---------------

                                                                1997                 1996                 1995
                                                          ---------------      ---------------      ---------------
      EBITDA                                              $        26,529      $        29,531      $        24,600
      ------                                              ---------------      ---------------      --------------
        Interest Income derived from refinance proceeds                 0               (1,936)                   0
        Income from Disposal of Assets                             (1,989)                (963)              (3,408)
        Loan Fees                                                    (130)                (752)                (966)
        Second Mortgage Principal Amortization                        972                    0                    0
        Performance Equity Plan                                     6,281                    0                    0
        Nonrecurring Costs                                            827                  243                1,537
                                                          ---------------      ---------------      ---------------
      Recurring EBITDA                                             32,490               26,123               21,763
      ----------------                                    ---------------      ---------------      ---------------
        Interest on Rental Properties                             (13,770)             (14,132)             (13,549)
                                                          ---------------      ---------------      ---------------
      Adjusted EBITDA                                     $        18,720      $        11,991      $         8,214
      ---------------                                     ===============      ===============      ===============


         EBITDA decreased $3.0 million, or 10.2%, and Adjusted EBITDA increased $6.7 million, or 56.1%, in 1997 as compared to 1996. EBITDA increased $4.9 million, or 20.0%, and Adjusted EBITDA increased $3.8 million, or 46.0%, in 1996 as compared to 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

         The principal sources of liquidity for the Company are cash flow from its operations and borrowings available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities has increased significantly over the past three years, from approximately $5.6 million in 1995; to approximately $12.7 million in 1996; to approximately $18.1 million in 1997. Increases in Interest and Other Revenues received from Unconsolidated Partnerships has been a major factor in such increase. Interest and Other Revenues received from Unconsolidated Partnerships, which is primarily comprised of payments of accrued interest, increased 41.0%, or $3.7 million, in 1997 compared to 1996, and 82.7%, or $4.1 million, in 1996 as compared to 1995. In 1997, 359 Unconsolidated Partnerships provided operating cash flow to the Company, as compared to 294 in 1996 and 220 in 1995.

         The increase in Net Cash Provided by Operating Activities in 1997 was also due to an increase in operating cash flow from the Rental Properties of 54.8% or $2.5 million in 1997 compared to 1996. The increase was due to the improved operating performance of the Rental Properties and approximately $1.4 million of replacement furniture and fixtures capitalized in the second half of 1997. In 1995 this operating cash flow was treated as cash flow from investing activity as the Rental Properties were classified as "Real Estate Assets Held for Sale" (SEE NOTES 1 AND 2 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         The other factors impacting the Company's cash flow in 1997, 1996 and 1995 are discussed in "Results of Operations" and "Financing and Debt Restructuring of the Properties".

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Company. If the Company is successful in its future growth and capital expenditure plans, it may be necessary to seek additional capital sources through other debt or equity sources (SEE ITEM 1- "BUSINESS").

         On September 30, 1997 the Company entered into an Amended and Restated Loan and Security Agreement with The Provident Bank (the "Bank"). The new revolving credit facility ("Facility") is for $35 million and represents an increase to and replacement of all former revolving credit facilities with the Bank. The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, currently 8.5%, minus 1%. The Company's former $7.0 million revolving line of credit for acquisitions and Property debt restructuring (the "Acquisition Line"), was converted into a term loan which matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of the end of 1997, the aggregate unpaid principal balance outstanding under the Facility and the Acquisition term debt was approximately $7.3 million.

         In the first quarter of 1998, the Company reached an agreement with the Bank to increase the Facility by $5.0 million to $40. 0 million.

         In addition, all of the Company and the majority of Property bank accounts are maintained at the Bank. The banking relationship has increased cash flow at the Properties as a result of reduced service charges and increased interest income on the Property bank account balances. The Company benefits from a portion of the improved cash flow at the Properties.

         The Company's corporate capital expenditures for 1997 amounted to approximately $1.2 million funded from cash flow and the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility. The Company is upgrading its software systems in order to obtain optimal efficiencies from technology. In addition, during the course of 1998, the Company will evaluate implementing technology at the Properties. Capital Expenditures, combined with Improvement and Replacement Expense for the Rental Properties, was $3.3 million during 1997. These costs are funded from Rental Properties cash flow and maintenance escrow funds. In 1998 the Company anticipates capital expenditures of $1.0 million for corporate purposes and approximately $5.1 million for Rental Properties. The capital expenditures for the Rental Properties is part of a capital expenditure program the Company is planning for the entire Portfolio (SEE ITEM 1 BUSINESS - "CORPORATE STRATEGY").

         Phase I environmental site assessments have been completed within the last 36 months for more than one-half of the Properties in connection with mortgage refinancing transactions. None of the Phase I environmental site assessments revealed any environmental contaminant or condition that the Company believes would have a material adverse effect on the Company or the Properties. Nevertheless, it is possible that there exists material environmental contamination of which the Company is unaware.

         In the year 2000, many existing computer programs that use only two digits (rather than four) to identify a year in the date field could fail or create erroneous results if not corrected. This computer program flaw is expected to affect virtually all companies and organizations. The Company cannot quantify the potential costs and uncertainties associated with this computer program flaw at this time, but does not anticipate that the effect of this computer program flaw on the operations of the Company will be significant. The Company's major internal computer programs are year 2000 compliant; however, the Company may be required to spend time and monetary resources addressing any necessary external year 2000 issues as well as minor internal computer program changes. The Company does not expect that any such time or monetary resources will be material.

Lexford Properties Acquisition
------------------------------

         Effective August 1, 1996, the Company acquired Lexford Properties, Inc., a privately held, third-party multi-family management company headquartered in Dallas, Texas (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - BUSINESS OVERVIEW - MANAGEMENT SERVICES AND - LEXFORD PROPERTIES ACQUISITION). As a result of the acquisition, the Company derives Management Services fee income from apartment communities in which it has no ownership interest. At December 31, 1997, Lexford Properties' third party management portfolio comprised 12,005 units of the Company's management portfolio of approximately 47,900 units. Lexford Properties' Dallas office is headquarters for the Company's combined property management business, which is conducted under the Lexford Properties name.

         To acquire Lexford Properties, the Company issued 1,400,000 shares of Common Stock valued, for acquisition purposes, at $10 per share representing a maximum purchase price of $14 million. Approximately $9 million of the purchase price (900,000 shares) is subject to forfeiture in the event the Company's combined property management operations do not achieve certain profitability criteria. Lexford Properties' shareholders received 500,000 shares of the Company's Common Stock free of contingencies. The remaining 900,000 contingent shares will cease to be subject to risk of forfeiture if and when specified increases in the profitability of the Company's property management operations are achieved during the three full fiscal years following the merger (i.e. on or before the end of the Company's 1999 fiscal year). If, during any one of the three fiscal years in the specified period, profit from property management operations increases $1.8 million or more from combined 1995 levels, the former Lexford Properties shareholders would own 300,000 of the contingent shares free of contingencies, and if the increase is $4.0 million or more from combined 1995 levels, the former Lexford Properties shareholders would own the entire 1,400,000 shares free of contingencies, or approximately 14.9% of the Company's shares outstanding as of December 31, 1997 (SEE "SUBSEQUENT EVENTS").

Subsequent Events
-----------------

         In December 1997, the Company announced that it would seek to qualify and elect to be taxed as a REIT in 1998. In connection with this decision, the Company established a new entity known as Lexford Residential Trust (the "Trust") and in January 1998 filed a Form S-4 Registration Statement with the Securities and Exchange Commission relating to the proposed merger of the Company with and into the Trust. The Trust expects to be taxed as a REIT. On March 3, 1998, the shareholders of the Company approved the merger of the Company with and into the Trust. The terms of the merger transaction provide that each share of the Company's common stock be canceled and converted to two common shares of beneficial interest in the Trust, resulting in a restatement of the earnings per share amounts of the Company.

         In connection with the Company's decision to elect REIT status, the Company initiated a plan ("the Consolidation Plan"), the purpose of which was to minimize third party interests in the entities owning the Unconsolidated Partnerships. As of March 3, 1998, the Company has acquired the entire third party ownership interests in 287 Unconsolidated Partnerships (the "Consolidating Properties"). The Company has made cash payments to former partners of the 287 Unconsolidated Partnerships totaling $21.3 million. The Company intends to pursue the acquisition of the third party interests in all or a substantial portion of the remaining Unconsolidated Partnerships at an additional cost of $10.0 to $15.0 million. The cost of the Consolidation Plan will be funded from the Company's cash flow and its credit facility. The Consolidation Plan will significantly change the financial statements of the Company. The Investments in and Advances to Unconsolidating Partnerships of $57.1 million at December 31, 1997, and the related interest income derived from such investments and Fee Based Revenue earned from managing the properties will be almost entirely eliminated as the formerly Unconsolidated Partnerships are consolidated in the financial statements of the Company. In addition, upon qualification and maintaining REIT status, the Company will no longer record a provision for income taxes.

         On March 13, 1998, the Company negotiated a settlement with the prior shareholders of Lexford Properties whereby 300,000 of the 900,000 shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 shares (SEE NOTE 1 "LEXFORD PROPERTIES ACQUISITION"). The agreement was a result of the Company's decision to elect REIT status which would impact the third party management business and the ability of Lexford Properties to achieve the profitability criteria necessary for the release of the shares subject to forfeiture. The release of the 300,000 shares will result in a $3.0 million charge in the first quarter of 1998.

Financing and Debt Restructuring of the Properties
--------------------------------------------------

         In 1997 the Company refinanced mortgages on 14 Unconsolidated Partnerships and six Rental Properties. The new mortgages on 13 Properties were financed through PaineWebber Incorporated ("PaineWebber"), the mortgages on two Properties were financed through First Union Capital Markets Group ("First Union"), and the mortgages on five Properties were financed through Morgan Stanley and Co. Incorporated ("Morgan Stanley"). The PaineWebber mortgages have fixed interest rates ranging from 8.2% to 9.0% with a 25 year principal amortization schedule, beginning in year four, and a ten year maturity. The new First Union mortgages have fixed interest rates of 8.7% with a 25 year principal amortization and a ten year maturity. The Morgan Stanley mortgages have fixed interest rates of 7.45% with a 25 year principal amortization and a ten year maturity. An extraordinary non-cash loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Rental Properties. The loss arose from the mortgages repaid from refinance proceeds at the contractual balance which exceeded the carrying value of the mortgages. The Company was able to negotiate debt discounts from the previous lenders of approximately $1.8 million in the aggregate on five of the Unconsolidated Partnerships. The extraordinary gain resulting from these discounts was recorded at the partnership level. In addition, annual debt service at the Unconsolidated Partnerships will decrease in the aggregate, approximately $229,000 per year over the next three years and approximately $18,000 per year on the Rental Properties, as a result of these transactions.

         In the third quarter of 1997, the Company paid off the mortgage debt on one Rental Property. The payment of $1.2 million approximated the Carrying Value of the mortgage and represented a significant discount from the contractual value of $1.9 million.

         In December 1997, the Company entered into a mortgage purchase agreement with a financial institution wherein the lender agreed to purchase outstanding mortgage notes with a balance of $4.8 million on certain Unconsolidated Partnerships. As part of the agreement, the financial institution has a put option whereby the Company has agreed to purchase the mortgage notes at a discounted amount of $3.6 million.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------

             Documents filed as part of this report:

             Financial Statements: The Audited Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows of the Company and Subsidiaries for the years ended December 31, 1997, 1996 and 1995.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             ---------------------------------------------------------------
             FINANCIAL DISCLOSURE
             --------------------

             None.

                                    PART III

ITEM 10.     TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT
             -------------------------------------------------

             (a)    TRUSTEES

             The Board of Trustees ("Board") of the Company consists of eleven members. The Company's Bylaws classify the directors into three classes, with the directors in each class serving for three year terms and until their successors are elected. The terms of the directors listed below will expire at the 1998, 1999 and 2000 annual meetings of the Company's shareholders, respectively, as indicated below.


             CLASS I TRUSTEES SERVING UNTIL THE 1999 ANNUAL MEETING


                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
  Patrick M. Holder                   49            1997         Executive Vice President of the Company until
                                                                 December 12, 1997 and has served as President of LPI
                                                                 since August 1996. Mr. Holder had previously been
                                                                 President of Lexford Partners, a Texas joint venture
                                                                 and manager of multifamily properties and successor
                                                                 to Brentwood Properties (and the predecessor to LPI)
                                                                 from 1988 through July 1996. Mr. Holder previously
                                                                 served as President of Brentwood Properties, a
                                                                 property management firm, from 1987 to May, 1988.

  Robert V. Gothier, Sr.              50            1992         President of RVG Management & Development Company, a
                                                                 manager and developer of residential and commercial
                                                                 properties, since 1976 and general partner of Rostan
                                                                 Associates, a real estate holding company associated
                                                                 with RVG Management and Development Company, since
                                                                 1986. Mr. Gothier also is a member of the Harrisburg
                                                                 Board of Realtors and the Legislative Board of the
                                                                 Pennsylvania Manufactured Home Association.



                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
  H. Jeffrey Schwartz                 43           1992          Partner in the law firm of Benesch, Friedlander,
                                                                 Coplan & Aronoff LLP since 1988 and Chairman of the
                                                                 firm's Business Reorganization Department since
                                                                 1991. Prior to joining the law firm in 1983, Mr.
                                                                 Schwartz was a law clerk to the Honorable William J.
                                                                 O'Neill, United States Bankruptcy Court for the
                                                                 Northern District of Ohio, from 1982 to 1983 and to
                                                                 the Honorable Joseph T. Molitoris, United States
                                                                 Bankruptcy Court for the Northern District of Ohio
                                                                 from 1980 to 1982. Mr. Schwartz was a faculty member
                                                                 of the Bankruptcy Litigation Institute, has written
                                                                 numerous articles on securities, real estate and
                                                                 business reorganization law and is a former Chairman
                                                                 of the Section of Bankruptcy and Commercial Law of
                                                                 the Cleveland Bar Association.



  Gerald E. Wedren                    61           1992          President of Craig Capital Co., a Washington,
                                                                 D.C.-based merger and acquisition firm, since 1973.
                                                                 Mr. Wedren has also been Managing Partner of Tavern
                                                                 Real Estate Limited Partnership and Wedren
                                                                 Associates, which own and lease properties in the
                                                                 Washington and Baltimore area, since 1988. Mr.
                                                                 Wedren was President of G.E.W., Inc., an owner of
                                                                 fast food restaurants, from 1981 to 1988; was of
                                                                 counsel with the Columbus law firm of Brownfield,
                                                                 Bowen, Bally & Sturtz from 1973 to 1981; and was
                                                                 Acting Director of the Department of Commerce and
                                                                 Commissioner of Securities for the State of Ohio in
                                                                 1971 and 1972. He is a Director of American Eagle
                                                                 Outfitters, Inc., Marwed Corporation and Tavern
                                                                 Realty Co.

CLASS II TRUSTEES SERVING UNTIL THE 2000 ANNUAL MEETING




                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
Joseph E. Madigan                     65           1992          A corporate financial consultant, Mr. Madigan also
                                                                 is a Director of Skyline Chili, Inc., Donatos Pizza,
                                                                 Inc., VOCA Holdings, Inc. and The Frank Gates
                                                                 Service Company. Mr. Madigan currently serves as
                                                                 Chairman of the Company's Board and served as Acting
                                                                 Chairman and Chief Executive Officer of Lexford,
                                                                 Inc. from June 1995 to December 1995. Mr. Madigan
                                                                 was Executive Vice President, Chief Financial
                                                                 Officer and Director of Wendy's International, Inc.
                                                                 from July, 1980 through December, 1987. He was
                                                                 Treasurer and Vice President of Borden, Inc. between
                                                                 October, 1968 and June, 1980.

George J. Neilan                      62           1992          President of Allstate Development Company, and has
                                                                 been involved in land acquisition and development in
                                                                 the Charleston, West Virginia area since 1982. He
                                                                 also maintains an intellectual property legal
                                                                 practice in South Charleston, West Virginia.

Glenn C. Pollack                      40           1992          Managing Director and Principal of Brown, Gibbons,
                                                                 Lang & Company, L.P., an investment banking firm
                                                                 located in Cleveland, Ohio, since January 6, 1997.
                                                                 Mr. Pollack served as President of Zeus Advisors,
                                                                 Inc., a consulting firm located in Cleveland, Ohio,
                                                                 from November 1994 to December 1996. From September
                                                                 1989 to October 1994, Mr. Pollack was Chief
                                                                 Executive Officer of A & W Foods, Inc., a regional
                                                                 food distributor. Mr. Pollack was a senior manager
                                                                 in the Corporate Strategies Group at the Cleveland
                                                                 Office of Price Waterhouse in 1988 and 1989, and
                                                                 served in a similar capacity from 1984 to 1988 with
                                                                 Siedmann & Associates, a Cleveland-based consulting
                                                                 firm.

                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
Stanley R. Fimberg                    63           1997          Managing member of FSC Realty, LLC, a real estate
                                                                 firm specializing in the ownership of multi-family
                                                                 properties, since March 1996. Mr. Fimberg served as
                                                                 President of Fimberg Realty, Inc., a co-venturer of
                                                                 LPI, a Texas joint venture and manager of
                                                                 multifamily properties and successor to Brentwood
                                                                 Properties (and the predecessor to LPI), from May
                                                                 1988 until July 1996. Mr. Fimberg has devoted his
                                                                 energies solely to real estate investment activities
                                                                 since 1970. Prior to that time, Mr. Fimberg served
                                                                 as an attorney with O'Melveny & Myers and worked in
                                                                 the Office of the Tax Legislative Counsel of the
                                                                 U.S. Treasury Department in Washington, D.C.


                                 CLASS III TRUSTEES SERVING UNTIL THE 1998 ANNUAL MEETING

                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
John B. Bartling, Jr.                 40           1995          President and Chief Executive Officer of the Company
                                                                 since December 1, 1995. From April 1993 until
                                                                 December 1995, Mr. Bartling was a Director in the
                                                                 Real Estate Products Group of CS First Boston, an
                                                                 investment banking firm. He was an executive officer
                                                                 of NHP, Inc., a company specializing in the
                                                                 development, ownership and management of real estate
                                                                 assets, from June 1987 to April 1993. In addition,
                                                                 Mr. Bartling served as Executive Vice President of
                                                                 NHP Real Estate Corp., NHP Capital Corp. and NHP
                                                                 Servicing Inc., wholly owned subsidiaries of NHP,
                                                                 Inc., from 1991 to April 1993. Mr. Bartling is a
                                                                 member of the Executive Committee of the National
                                                                 Multi-Housing Council, where he serves as a member
                                                                 of its Finance and Joint Legislation Committee.


                                                Has Served as
               Name                   Age       Trustee Since      Principal Occupation and Business Experience
  -------------------------------   --------   ----------------  --------------------------------------------------------
George R. Oberer, Sr.                 70           1992          Chairman of the Board and past President and CEO of
                                                                 Oberer Development Company since the early 1970s. He
                                                                 was President of the predecessor corporation, Oberer
                                                                 Construction Company, since 1953. Mr. Oberer is
                                                                 President and Chief Executive Officer of Oberer
                                                                 Development Company and Gold Key Realty Company
                                                                 which are engaged in real estate development and
                                                                 management.

Robert J. Weiler                      62           1992          A central Ohio real estate developer, Mr. Weiler
                                                                 joined The Robert Weiler Company in 1957 and has
                                                                 been Chairman of the Board since 1987. A real estate
                                                                 consultant since 1970, Mr. Weiler also is a licensed
                                                                 real estate appraiser and a member of the Appraisal
                                                                 Institute, having served as President of the Ohio
                                                                 Chapter. Mr. Weiler served as the Company's Acting
                                                                 President and Chief Operating Officer from June
                                                                 through December 1995. He was a Director of the
                                                                 National and Ohio Association of Realtors and is a
                                                                 past President of the Columbus Board of Realtors.
                                                                 Mr. Weiler is a member of the Executive Committee of
                                                                 the Capital University Board of Trustees. He also
                                                                 served as a member of the Columbus Board of
                                                                 Education where he served as its President in 1987.

              (b) EXECUTIVE OFFICERS

              In addition to John B. Bartling, Jr., Chief Executive Officer and President and a trustee of the Company, listed below are the executive officers of the Company as of March 28, 1998. Each executive officer will serve until his or her successor is selected by the Board or until his or her earlier resignation or removal. There are no family relationships among these officers.


             Name                    Age                 Principal Occupation During the Past Five or More Years
--------------------------------    -------   ------------------------------------------------------------------------------

Mark D. Thompson                      40      Chief Financial Officer and Executive Vice President of the Company
                                              since October 31, 1996. Prior to that time, Mr. Thompson was Executive
                                              Vice President of Corporate Acquisitions of the Company since April 1,
                                              1996. Mr. Thompson was a partner in the law firm of McDonald, Hopkins,
                                              Burke & Haber from January 1995 to April 1996. Prior to that time, Mr.
                                              Thompson was an associate and partner in the law firm of Benesch,
                                              Friedlander, Coplan & Aronoff LLP from January 1985 and October 1992, respectively.


             Name                    Age                 Principal Occupation During the Past Five or More Years
--------------------------------    -------   ------------------------------------------------------------------------------

Leslie B. Fox                         39      Executive Vice President and Chief Operating Officer of the Company
                                              since December, 1997. Prior to that, she had been Executive Vice
                                              President -- Investment Management of the Company since June 1997. Ms.
                                              Fox was President of each of Asset Investors Corporation ("AIC") and
                                              Commercial Assets, Inc. ("CAI"), both publicly traded real estate investment trusts, from October 1996 through May 1997. Prior to that time, Ms. Fox served as Executive Vice President and Chief Operating
                                              Officer of CAI and AIC from February 1995 through September 1996. From
                                              November 1993 through February 1995, Ms. Fox served as a Vice President of AIC and as Executive Vice President, Chief Investment Officer and
                                              Assistant Secretary of CAI. Ms. Fox served as Senior Vice President of
                                              NHP Capital Corp., a subsidiary of NHP, Inc. from December 1991 to
                                              October 1993 and Vice President of Finance/MIS of NHP Property
                                              Management, Inc., a subsidiary of NHP, Inc. from November 1987 to
                                              November 1991.

Bradley A. Van Auken                  40      Mr. Van Auken is the Company's Senior Vice President, General Counsel
                                              and Secretary, serving in such capacity for the Company since January
                                              1998. Mr. Van Auken was a partner and associate with the law firm of
                                              Benesch, Friedlander, Coplan & Aronoff LLP from January 1992 and
                                              November 1986, respectively.



Mark M. Culwell                       46      Mr. Culwell has served as Senior Vice President -- Asset Management of the Company since December 1997 and served as Construction Services
                                              Supervisor of LPI from April through December of 1997. Mr. Culwell was
                                              Vice President -- Real Estate Investment and Construction of Cornerstone
                                              Housing Corp., a company engaged in real estate investment and construction, from October 1991 through March 1997. He was a Southwest
                                              Partner of Trammell Crow Residential from October, 1982 to December,
                                              1986.



Annette Hoover                        70      Senior Vice President -- Property Operations since December 1997. Prior to that time, Ms. Hoover was a Vice President of LPI since August 1,
                                              1996. From 1988 to August 1996, Ms. Hoover was Vice President of Lexford
                                              Partners, a property management firm and the predecessor of LPI prior to its acquisition by the Company.



Paul R. Selid                         35      Senior Vice President--Acquisitions of the Company since December 1997.
                                              Prior to that time, Mr. Selid was a Senior Vice President from April 15,
                                              1996 to December 1997. Mr. Selid was Vice President of Acquisitions of
                                              NHP, Inc. from December 1994 to April 1996. Mr. Selid also served as
                                              Vice President of Asset Management & Underwriting of NHP, Inc. from
                                              September 1992 to December 1994. Mr. Selid previously served as Vice
                                              President of Finance of Hall Financial Group, Inc. from January 1990 to
                                              September 1992.


             Name                    Age                 Principal Occupation During the Past Five or More Years
--------------------------------    -------   ------------------------------------------------------------------------------

Ronald P. Koegler                     45      Vice President and Controller of the Company since December 20, 1996.
                                              Mr. Koegler served as Vice President and Treasurer of the Company from
                                              January 16, 1996 to December 20, 1996. Prior to that time, Mr. Koegler was Controller of the Company since April 1992. He served as Assistant
                                              Controller of the Company from October 1989 to April 1992.

Michael F. Sosh                       36      Vice President and Treasurer of the Company since January 9, 1997. Prior to that time, Mr. Sosh served as Divisional Vice President and Assistant
                                              Treasurer of The Bon-Ton Stores, Inc. since March 1995. He previously served as Manager of Financial Planning and Financial Analyst of The
                                              Bon-Ton Stores, Inc. from 1987 to 1995. Mr. Sosh was a banking officer with Meridian Bancorp, Inc. from 1983 to 1987.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5) of Common Stock of the Company with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

         To the Company's knowledge, based on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that during the previous fiscal year, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were complied with.

ITEM 11.      EXECUTIVE COMPENSATION
              ----------------------

              (a)     SUMMARY COMPENSATION TABLE

              The following table sets forth the compensation earned by the Company's Chief Executive Officer during 1997 and the other four most highly compensated executive officers for services rendered in all capacities to the Company during 1997 as well as 1996 and 1995, where applicable.

---------------------------------------------------------------------------------------------------------------------------
                                                                                                   LONG-TERM
                                                                                                  COMPENSATION
                                                      ANNUAL COMPENSATION                            AWARDS
                                        --------------------------------------------------------------------------------
                                                                                                               SECURITIES
                                                                            OTHER           RESTRICTED           UNDER-
                                                                            ANNUAL            STOCK              LYING
      NAME AND                             SALARY           BONUS(ES)    COMPENSATION        AWARD(S)           OPTIONS/
 PRINCIPAL POSITION             YEAR        ($)                ($)            ($)               ($)               SARS #
---------------------------------------------------------------------------------------------------------------------------

John B. Bartling, Jr            1997   $  340,000(1)    $  198,000(2)    $    9,000(3)            --               --
Chief Executive Officer         1996   $  285,000       $  171,000(6)    $  503,800(7)    $  402,188(8)        40,000(9)
and President                   1995   $   23,750(11)           --       $   13,250(12)           --               --


Mark D. Thompson                1997   $  230,000(13)   $  207,000(14)           --               --               --
Chief Financial Officer and     1996   $  127,885(17)   $  157,491(18)   $  216,635(19)   $  136,875(20)       25,000(21)
Executive Vice President        1995           --               --               --               --               --

Leslie B. Fox                   1997   $  102,981(23)   $  178,125(24)           --       $  180,000(25)       25,000(26)
Chief Operating Officer         1996           --               --               --               --               --
and Executive Vice President    1995           --               --               --               --               --

Michael F. Sosh                 1997   $  105,000       $   47,250(28)           --               --            5,000(29)
Vice President and Treasurer    1996           --               --               --               --               --
                                1995           --               --               --               --               --

Ronald P. Koegler               1997   $  105,000       $   42,000(32)           --               --            2,500(33)
Vice President and Controller   1996   $   84,492       $   38,250(36)           --               --            5,000(37)
                                1995   $   75,194       $   15,450(39)           --               --               --

---------------------------------------------------------------------------------------------------------------------------






                                      LTIP             ALL OTHER
      NAME AND                       PAYOUTS        COMPENSATION
 PRINCIPAL POSITION                    ($)               ($)
------------------------------------------------------------------

John B. Bartling, Jr             $1,660,266(4)         6,260(5)
Chief Executive Officer                  --       $    7,371(10)
and President                            --               --


Mark D. Thompson                 $1,058,968(15)   $    2,400(16)
Chief Financial Officer and              --       $      934(22)
Executive Vice President                 --               --

Leslie B. Fox                            --       $    1,236(27)
Chief Operating Officer                  --               --
and Executive Vice President             --               --

Michael F. Sosh                     325,864(30)   $    2,400(31)
Vice President and Treasurer             --               --
                                         --               --

Ronald P. Koegler                $  325,864(34)   $    2,400(35)
Vice President and Controller            --       $    6,218(38)
                                         --       $    5,603(38)


---------------------------

(1)      This amount includes a cash payment of $300,000 and $40,000 Mr. Bartling elected to receive in the form of 4,000 shares of
         Common Stock in lieu of cash. The shares of Common stock were issued based on a valuation of $10.312 per share, being the closing price of the Common Stock on December 31, 1996. Mr. Bartling elected to contribute the shares to the Cardinal
         Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(2)      Cash bonus for 1997 paid in 1998.

(3)      Car allowance of $750 per month.

(4)      Mr. Bartling received an award of 40,000 restricted shares of Common Stock April 5, 1996, providing that so long as Mr.
         Bartling remains in the employ of the Company, one-third of such shares will be earned and will be issued when the average number of issued and outstanding shares of Common Stock over ten consecutive trading days multiplied by the average closing price of the Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market sm over such period (or if the
         Common Stock is not listed or admitted to trading on such exchange, the principal securities exchange on which the Common
         Stock is listed or admitted to trading) plus the liquidation value of all issued and outstanding preferred stock of the
         Company ("Market Capitalization"), exceeds $90 million, one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one-third of which shall vest when the Market Capitalization exceeds $150 million. The terms of the restricted share grant provides for acceleration upon a change of control of the Company or the termination of Mr. Bartling's employment other than for cause. Mr. Bartling vested in two thirds, 26,666 of the 40,000 shares, in 1997. The value of the stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on
         April 5, 1996 which was $8.937. In addition, Mr. Bartling vested in 96,000 shares of restricted stock pursuant to the terms of the Performance Equity Plan. The value of this stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on October 7, 1997, $14.812, the closing price of the Common Stock at the date of the grant. The value of these vested awards at the end of 1997 fiscal year was $2,115,989 based upon the fiscal year-end price of $17.25 per share.

(5) Includes the Company's payment of a premium in the amount of $3,860 for a term life insurance policy with a death benefit of $2,000,000 and the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Bartling in the aggregate amount of $2,400.

(6) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $27,862. This amount also includes an award of 13,880 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $10.312.

(7) This amount includes an award of 20,000 shares of restricted Common Stock in 1997 pursuant to the terms of Mr. Bartling's Employment Agreement with the Company, which states that Mr. Bartling will receive one share of Common Stock for each share of Common Stock purchased by him, up to a maximum of 20,000 shares. The value of 20,000 shares subject to this award was determined by multiplying such shares by the closing price of the Common Stock on June 10, 1996, the date of his matching purchase, which was $9.937. In addition, pursuant to an amendment to Mr. Bartling's Employment Agreement, Mr. Bartling elected to receive shares of Common Stock in lieu of cash bonus compensation otherwise payable to him on account of the Company's 1996 fiscal year. The shares of Common Stock were issued based on a valuation of $10.312 per share, being the closing price of the Common Stock on December 31, 1996. The shares issued to Mr. Bartling pursuant to this election qualified as shares purchased for the grant of matching stock and accordingly the value of these 20,000 shares of matching stock was determined by multiplying such shares by the closing price of the Common Stock on December 31, 1996, the date applicable to such qualified matching purchase, which was $10.312. Mr. Bartling elected to contribute the shares subject to each of the foregoing grants to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes (a) payments of $12,500 per month from January 1, 1996 to November 30, 1996 for Mr. Bartling's relocation and temporary living expenses, as well as a payment of $154,800 to compensate Mr. Bartling for any taxes relating to such monthly payments, and (b) a car allowance of $750 per month.

(8) Mr. Bartling received an award of 45,000 shares of restricted Common Stock on April 5, 1996, one-third of which vest on the third, fourth and fifth anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on April 5, 1996, $8.937. The value of this award at the end of the 1997 fiscal year was $776,250 based on the fiscal year-end price of $17.25 per share. Mr. Bartling is entitled to receive dividends, if paid, on this restricted Common Stock as and when such stock vests.

(9) Mr. Bartling received an option to purchase 40,000 shares of Common Stock at $8.937 per share on April 5, 1996, one-fourth of which vest on the second, third, fourth and fifth anniversaries of the date of grant.

(10) Includes the Company's payment of a premium in the amount of $1,190 for a term life insurance policy with a death benefit of $2,000,000 and the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Bartling in the aggregate amount of $6,181.

(11) Salary for the period from December 1, 1995, when Mr. Bartling commenced his employment with the Company, to December 31, 1995.

(12) Includes a payment of $12,500, which sum was required to be paid monthly from December 1, 1995 to November 30, 1996 for Mr. Bartling's relocation and temporary living expenses, and (b) a car allowance of $750 for the month of December, 1995.

(13) This amount includes a cash payment of $200,000 and $30,000 Mr. Thompson elected to receive in the form of 2,912 shares of Common Stock in lieu of cash. The shares of Common Stock were issued based on a valuation of $10.312 per share, being the closing price of the Common Stock on December 31, 1996. Mr. Thompson elected to contribute the shares to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(14) Cash bonus of $138,000 for 1997 paid in 1998. This amount also includes an award of 4,000 shares of Common Stock as a stock bonus for 1997 granted in 1998. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of Common Stock at fiscal year end, which was $17.25.

(15) Mr. Thompson received an award of the 18,000 restricted shares of Common Stock April 15, 1996, providing that so long as Mr. Thompson remains in the employ of the Company, one-third of such shares will be earned and will be issued when the average number of issued and outstanding shares of Common Stock over ten consecutive trading days multiplied by the average closing price of the Common Stock on the Nasdaq National Market tier of the Nasdaq Stock Market sm over such period (or if the Common Stock is not listed or admitted to trading on such exchange, the principal securities exchange on which the Common Stock is listed or admitted to trading) plus the liquidation value of all issued and outstanding preferred stock of the Company ("Market Capitalization"), exceeds $90 million, one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one-third of which shall vest when the Market Capitalization exceeds $120 million, and the final one-third of which shall vest when the Market Capitalization exceeds $150 million. The terms of the restricted share grant provides for acceleration upon a change of control of the Company or the termination of Mr. Thompson's employment other than for cause. Mr. Thompson earned two thirds, 12,000 of the 18,000 shares, in 1997. The value of the stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on April 15, 1996, which was $9.25. In addition, Mr. Thompson earned 64,000 shares of restricted stock pursuant to the terms of the Performance Equity Plan. The value of this stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on October 7, 1997, $14.812, the closing price of the Common Stock at the date of the grant. The value of these vested awards at the end of 1997 fiscal year was $1,311,000 based upon the fiscal year-end price of $17.25 per share.

(16) Includes the Company's portion of the cost of group term life insurance, disability and health insurance paid on behalf of Mr. Thompson in the aggregate amount of $2,400.

(17) Salary for the period from April 1, 1996, when Mr. Thompson commenced his employment with the Company, to December 31, 1996.

(18) This amount includes a cash bonus for 1996 paid in 1997 in the amount of $27,203. This amount also includes an award of 12,634 shares of Common Stock as a stock bonus for 1996 granted in 1997. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year-end, which was $10.312.

(19) Includes an award of 10,000 shares of Common Stock in 1997 pursuant to the terms of Mr. Thompson's Employment Agreement with the Company, which states that Mr. Thompson will receive one share of Common Stock for each share of Common Stock purchased by him, up to a maximum of 10,000 shares. The value of 10,000 shares subject to this award was determined by multiplying such shares by the closing price of the Common Stock on June 10, 1996, the date of his matching purchase, which was $9.968. In addition, pursuant to an amendment to Mr. Thompson's Employment Agreement, Mr. Thompson elected to receive shares of Common Stock in lieu of cash bonus compensation otherwise payable to him on account of the Company's 1996 fiscal year. The shares of Common Stock were issued based on a valuation of $10.312 per share, being the closing price of the Common Stock on December 31, 1996. The shares issued to Mr. Thompson pursuant to this election qualified as shares purchased for the grant of matching stock and accordingly the value of these 10,000 shares of matching stock was determined by multiplying such shares by the closing price of the Common Stock on December 31, 1996, the date applicable to such qualified matching purchase, which was $10.312. Mr. Thompson elected to contribute the shares subject to each of the foregoing grants to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust. This amount also includes a relocation bonus of $60,000 paid in 1997 for moving his principal residence to Columbus, Ohio, as well as payment of $55,385 to compensate Mr. Thompson for any taxes relating to such relocation bonus.

(20) Mr. Thompson received an award of 15,000 shares of restricted Common Stock on April 15, 1996, one-third of which vests on the third, fourth and fifth anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on April 15, 1996, $9.125. The value of this award at the end of the 1997 fiscal year was $258,750 based on the fiscal year-end price of $17.25 per share. Mr. Thompson is entitled to receive dividends, if paid, on the Common Stock as and when such stock vests.

(21) Mr. Thompson received an option to purchase 25,000 shares of Common Stock at $8.812 per share on April 1, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

(22) Includes the Company's portion of the cost of group term life insurance and disability insurance paid on behalf of Mr. Thompson in the aggregate amount of $934.

(23) Salary for the period from June 1, 1997, when Ms. Fox commenced employment with the Company, to December 31, 1997.

(24) This amount includes a cash bonus for 1997 paid in 1998 in the amount of $78,750 and a $60,000 payment made upon the execution of her employment contract. This amount also includes an award of 2,282 shares of Common Stock as a stock bonus for 1997 granted in 1998. The value of the stock bonus was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock at fiscal year end, which was $17.25.

(25) Ms. Fox received an award of 15,000 shares of Restricted Common Stock on June 1, 1997, one-third of which vest on the third, fourth and fifth anniversaries of such date. The value of this award was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on June 1, 1997, $12.00. The value of this award at the end of the 1997 fiscal year was $258,750 based upon the fiscal year-end price of $17.25 per share. Ms. Fox elected to contribute the shares subject to the foregoing grant to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(26) Ms. Fox received an option to purchase 25,000 shares of Common Stock at $11.875 per share on June 1, 1997, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of the grant.

(27) Includes the Company's portion of the cost of group term life insurance and disability insurance paid on behalf of Ms. Fox in the aggregate amount of $1,236.

(28)     Cash bonus for 1997 paid in 1998.

(29) Mr. Sosh received an option to purchase 5,000 shares of Common Stock at $9.625 per share on January 1, 1997, one-third of which options vest on the first, second and third anniversaries of the date of grant.

(30) Mr. Sosh vested in 22,000 shares of restricted stock pursuant to the terms of the Performance Equity Plan. The value of this stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on October 7, 1997, which was $14.812. The value of these vested awards at the end of 1997 fiscal year was $379,500 based upon the fiscal year-end price of $17.25 per share.

(31) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on the behalf of Mr. Sosh in the aggregate amount of $2,400.

(32)     Cash bonus for 1997 paid in 1998.

(33) Mr. Koegler received an option to purchase 2,500 shares of Common Stock at $10.312 per share on January 1, 1997, one-third of which options vest on the first, second and third anniversaries of the date of grant.

(34) Mr. Koegler vested in 22,000 shares of restricted stock pursuant to the terms of the Performance Equity Plan. The value of this stock was determined by multiplying the number of shares subject to this grant by the closing price of the Common Stock on October 7, 1997, which was $14.812. The value of these vested awards at the end of 1997 fiscal year was $379,500 based upon the fiscal year-end price of $17.25 per share.

(35) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on the behalf of Mr. Koegler in the aggregate amount of $2,400.

(36)     Cash bonus for 1996 paid in 1997.

(37) Mr. Koegler received an option to purchase 5,000 shares of Common Stock at $9.625 per share on June 27, 1996, one-third of which options vest on the first, second and third anniversaries of the date of the grant.

(38) Includes the Company's portion of the cost of group term life insurance, health insurance and disability insurance paid on behalf of Mr. Koegler.

(39)     Cash bonus for 1995 paid in 1996.

         (b)      STOCK OPTIONS GRANTS TABLE

         The following table sets forth the information noted for all grants of stock options to each of the executive officers named in the Summary Compensation Table during 1997:

--------------------------------------------------------------------------------------------------------------------------------
                                    INDIVIDUAL GRANTS                                         POTENTIAL REALIZABLE VALUE AT
                                                                                           ASSUMED ANNUAL RATES OF STOCK PRICE
                                                                                              APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------------------------------------------------------------
          NAME               NUMBER OF     PERCENT OF TOTAL  EXERCISE OF  EXPIRATION DATE      5% ($)            10% ($)
                            SECURITIES     OPTIONS GRANTED    BASE PRICE
                            UNDERLYING     TO EMPLOYEES IN      ($/SH)
                              OPTIONS        FISCAL YEAR
                            GRANTED (#)
--------------------------------------------------------------------------------------------------------------------------------
Leslie B. Fox                    25,000(1)      32.4%              $11.875   6/01/2007             $186,703            $473,142
Chief Operating Officer
and Executive Vice
President

Michael F. Sosh                   5,000(2)       13%               $10.312   1/01/2007               32,426              82,173
Vice President
and Treasurer

Ronald P. Koegler                 2,500(3)       6.5%              $10.312   1/01/2007               16,213              41,087
Vice President
and Controller



(1)      Ms. Fox received an option to purchase 25,000 shares of Common Stock with an exercise price of $11.875 per share on June
         1, 1997, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of the grant.

(2)      Mr. Sosh received an option to purchase 5,000 shares of Common Stock with an exercise price of $10.312 per share on
         January 1, 1997, one-third of which vest on the first, second and third anniversaries of the date of the grant.

(3)      Mr. Koegler received an option to purchase 2,500 shares of Common Stock with an exercise price of $10.312 per share on
         January 1, 1997, one-third of which vest on the first, second and third anniversaries of the date of the grant.



         (c)      STOCK OPTIONS VALUE TABLE

         The following table sets forth the fiscal year-end value of unexercised stock options for each of the executive officers named in the Summary Compensation Table for the 1997 fiscal year.

'

                                                                          NUMBER OF SECURITIES              VALUE OF
                                                                         UNDERLYING UNEXERCISED            UNEXERCISED
                                                                                OPTIONS               IN-THE-MONEY OPTIONS
                                                                           AT FISCAL YEAR-END          AT FISCAL YEAR-END
                                            SHARES          VALUE                 (#)                          ($)
                                         ACQUIRED ON       REALIZED           EXERCISABLE/                EXERCISABLE/
                   NAME                   EXERCISE (#)        ($)             UNEXERCISABLE              UNEXERCISABLE (1)
--------------------------------------------------------------------------------------------------------------------------------
John B. Bartling, Jr., Chief                                                 0 Exercisable/             N/A Exercisable/
Executive  Officer and President........      0               0         40,000 Unexercisable(1)             $332,500
                                                                                                        Unexercisable(2)

Mark D. Thompson, Chief  Financial                                       5,000 Exercisable(3)/       $42,188 Exercisable(4)/
Officer and Executive Vice President....      0               0         20,000 Unexercisable(3)             $168,750
                                                                                                        Unexercisable(4)

Leslie B. Fox                                                                0 Exercisable/             N/A Exercisable/
Executive Vice President                                                25,000 Unexercisable(5)             $134,375
Chief Operating Officer.................      0               0                                         Unexercisable(6)


Michael F. Sosh                                                            1,666 Exercisable/         $11,559 Exercisable/
Vice President                                                           3,334 Unexercisable(7)              $23,131
and Treasurer...........................      0               0                                         Unexercisable(8)


Ronald P. Koegler                                                         5,210 Exercisable/          $63,306 Exercisable/
Vice President and                                                               5,000                       $36,987
Controller..............................      0               0             Unexercisable(9)            Unexercisable(10)


--------------


         (1)      Mr. Bartling received an option to purchase 40,000 shares of Common Stock with an exercise price of
                  $8.937 per share on April 5, 1996, one-fourth of which vest on the second, third, fourth and fifth anniversaries of the date of grant, subject to accelerated vesting upon attainment of certain market capitalization targets.

         (2)      The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $17.25 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market sm, and (b) the exercise price of the option, $8.937 per share.

         (3)      Mr. Thompson received an option to purchase 25,000 shares of Common Stock with an exercise price of
                  $8.8125 per share on April 1, 1996, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of grant.

         (4)      The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $10.312 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market sm, and (b) the exercise price of the options, $8.812 per share.

         (5)      Ms. Fox received an option to purchase 25,000 shares of Common Stock with an exercise price of $11.875 per share on June 1, 1997, one-fifth of which vest on the first, second, third, fourth and fifth anniversaries of the date of the grant.

         (6)      The value of the stock option was calculated by multiplying the number of underlying securities by the difference between (a) $17.25 per share being the closing price of the Common Stock at fiscal year-end on the
                  Nasdaq National Market tier of the Nasdaq Stock Market sm, and (b) the exercise price of the options, $11.875 per share.

         (7) Mr. Sosh received an option to purchase 5,000 shares of Common Stock with an exercise price of $10.312 per share on January 1, 1997 one-third of which vest on the first, second and third anniversaries of the date of grant.

         (8) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between
                  (a) $17.25 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Marketsm, and (b) the exercise price of the options, $10.312 per share.

         (9) Mr. Koegler received an option to purchase 2,500 shares of Common Stock with an exercise price of $10.312 per share on January 1, 1997 one-third of which vest on the first, second and third anniversaries of the date of grant. Mr. Koegler received an option to purchase 5,000 shares of Common Stock with an exercise price of $9.625 per share on June 27, 1996, one-third of which vest on the first, second and third anniversaries of the date of grant. In addition, Mr. Koegler received an option to purchase 2,710 shares of Common Stock with an exercise price of $0.71 per share on September 11, 1992, all which have been vested.

         (10) The value of the stock option was calculated by multiplying the number of underlying securities by the difference between
                  (a) $17.25 per share being the closing price of the Common Stock at fiscal year-end on the Nasdaq National Market tier of the Nasdaq Stock Market sm, and (b) the exercise price of the options.

                  (d)      LONG-TERM INCENTIVE PLANS TABLE

         The following table sets forth the information noted for all long-term incentive plans awards granted to each of the executive officers named in the Summary Compensation Table during 1997:

------------------------------------------------------------------------------------------------------------------------------
                                                    Performance     Estimated Future Payouts Under Non-Stock Price-Based Plans
                                   Number of      or Other Period  ---------------------------------------------------------
                                    Shares       Until Maturation    Threshold            Target              Maximum
            Name                     (#)            or Payout        ($ or #)           ($ or #)            ($ or #)
------------------------------------------------------------------------------------------------------------------------------
John B. Bartling, Jr., Chief       144,000(1)           (1)       96,000 shares (1)   20,000 or 28,000    48,000 shares (1)
Executive Officer and President                                                          shares (1)

Mark D. Thompson, Chief             96,000(2)           (2)       64,000 shares (2)   14,000 or 18,000    32,000 shares (2)
Financial Officer and Executive                                                          shares (2)
Vice President ...............

Michael F. Sosh                     33,000(3)           (3)       22,000 shares (3)       4,000 or        11,000 shares (3)
Vice President                                                                        7,000 shares(3)
and Treasurer ................

Ronald P. Koegler                   33,000(4)           (4)       22,000 shares (4)       4,000 or        11,000 shares (4)
Vice President                                                                        7,000 shares(4)
and Controller

---------------------

(1)      Mr. Bartling received an award of the right to receive 144,000 deferred shares of Common Stock pursuant to the
         Performance Equity Plan approved by the shareholders on October 7, 1997. The Performance Plan has a three year term with increasing performance goals associated with each year. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. Based upon the performance of the Company in 1997, 96,000 of the deferred shares were earned. The terms of the deferred shares provide for acceleration upon change of control of the Company or the termination of Mr. Bartling's employment other than for cause. The earned shares were contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(2)      Mr. Thompson received an award of the right to receive 96,000 deferred shares of Common Stock pursuant to the
         Performance Equity Plan approved by the shareholders on October 7, 1997. The Performance Plan has a three year term with increasing performance goals associated with each year. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. Based upon the performance of the Company in 1997, 64,000 of the deferred shares were earned. The terms of the deferred shares provide for acceleration upon change of control of the Company or the termination of Mr. Thompson's employment other than for cause. The earned shares were contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(1) Mr. Sosh received an award of the right to receive 33,000 deferred shares of Common Stock pursuant to the Performance Equity Plan approved by the shareholders on October 7, 1997. The Performance Plan has a three year term with increasing performance goals associated with each year. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. Based upon the performance of the Company in 1997, 22,000 of the deferred shares were earned. The terms of the deferred shares provide for acceleration upon change of control of the Company or the termination of Mr. Sosh's employment other than for cause. The earned shares were contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.

(2) Mr. Koegler received an award of the right to receive 33,000 deferred shares of Common Stock pursuant to the Performance Equity Plan approved by the shareholders on October 7, 1997. The Performance Plan has a three year term with increasing performance goals associated with each year. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. Based upon the performance of the Company in 1997, 22,000 of the deferred shares were earned. The terms of the deferred shares provide for acceleration upon change of control of the Company or the termination of Mr. Koegler's employment other than for cause. The earned shares were contributed to the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust.


         (e)      TRUSTEE COMPENSATION


         Each trustee of the Company who is not an employee of the Company is paid an annual retainer fee of $15,000, plus (a) meeting fees of $1,000 for attendance at each meeting of the Board and (b) $750 for each committee meeting that occurs on a date when the full Board does not meet. Pursuant to the Company's 1992 Incentive Equity Plan, as amended (the "Incentive Equity Plan"), each member of the Board who was not employed by the Company was granted, at the commencement of the trustee's term, a stock option to purchase shares of the Company's Common Stock representing 0.1875% of the Company's "Total Committed Equity", subject to certain vesting requirements (all of which have been satisfied), which was subsequently calculated to be an option to purchase 15,000 shares of the Company's Common Stock for each trustee. The foregoing stock options expire on September 19, 2002. "Total Committed Equity" is defined in the Incentive Equity Plan as the total number of shares of the Company's Common Stock (a) issued upon the allowance of claims (as defined in Section 101(5) of the Bankruptcy Code) pursuant to the Third Amended Plan of Reorganization of the Company and its substantively consolidated subsidiaries (the "Plan of Reorganization") that was confirmed by the United States Bankruptcy Court for the Southern District of Ohio, Eastern Division (the "Bankruptcy Court") on August 26, 1992 and became effective on September 11, 1992 (the "Effective Date") and (b) issued or reserved for issuance under the Incentive Equity Plan as of September 11, 1992. In addition, each trustee was granted on November 30, 1995, May 23, 1996 and October 7, 1997 and will be granted annually on the day after the Company's Annual Meeting of Shareholders, so long as each trustee remains a trustee of the Company, an option to purchase 4,000 shares of the Company's Common Stock with an exercise price equal to the fair market value on the date of the grant a ten year term from date of grant and a vesting period of the lesser of one year or the period from the date of the grant to the next annual meeting of shareholders.

         In October 1997, the shareholders of the Company approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted stock awards to certain officers and non-employee trustees. The Performance Plan has a three year term (1997 through 1999), with increasing performance goals associated with each year of the term. A total of 636,000 shares of restricted Common Stock are available for grants. On October 7, 1997 the Compensation Committee of the Company's Board of Trustees authorized restricted stock grants for the full 636,000 shares of which 297,000 shares were awarded to the non-employee trustees. The trustees vested in 198,000 shares based upon the achievement of certain performance goals in 1997. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. The performance goals are stated as percentage increases over base line amounts established, and as defined, in the Performance Plan approved by shareholders. Any awards that remain non-vested after the third year will be forfeited.

         At the Company's annual shareholders meeting held on May 22, 1996, the shareholders approved the Company's Non-Employee Trustee Restricted Stock Plan (the "Trustees Restricted Stock Plan"). Under the terms of the Trustees Restricted Stock Plan, each non-employee trustee of the Company may elect to receive shares of the Company's Common Stock in lieu of cash trustees fees otherwise payable to him. The Company has reserved 50,000 shares for issuance under the Trustees Restricted Stock Plan and is also authorized to purchase shares of the Company's Common Stock on the open market or in private transactions in order to provide for the payment of shares of Common Stock to non-employee trustees under the Trustees Restricted Stock Plan. Each non-employee trustee who participates in the Trustees Restricted Stock Plan receives shares of restricted Common Stock in lieu of cash compensation with the shares paid to such trustee being valued at a 20% discount from their fair market value on the date of payment. Shares of restricted Common Stock issued or paid to trustees under the Trustees Restricted Stock Plan have a restriction period of 3 years. The trustee may not sell, exchange, transfer, pledge, hypothecate, assign or otherwise dispose of the shares during the restriction period, except by bequest pursuant to a will or by intestacy. All restrictions will lapse and the holder of the restricted Common Stock will be entitled to receipt of the shares following the earliest of (a) 3 years from the date of the issuance or payment of the restricted Common Stock to the holder; (b) the date of the holder's death or disability; (c) the date the holder, after being nominated by the Board, is not elected by the shareholders in an election for the Board; or (d) the date on which the Board determines that the holder will not be nominated for election to the Board. Shares of the restricted Common Stock will be forfeited to the Company in the event that, during the restriction period, the holder (a) resigns (other than by reason of disability) or is dismissed for cause from the Board during his elected term as a trustee; (b) declines to stand for an election to the Board after having been nominated by the Board; or (c) sells, exchanges, transfers, pledges, hypothecates, assigns or otherwise attempts to dispose of shares of restricted Common Stock except by bequest pursuant to a will or intestacy. As of the end of the Company's 1997 fiscal year, each non-employee trustee had elected to participate in the Trustees Restricted Stock Plan by electing to receive shares of restricted Common Stock in lieu of a percentage of trustees fees otherwise payable in cash, such elective percentages ranging from 25% to 100% of trustees fees.

         (g)      COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following Report of the Compensation Committee and the Performance Graph included in this Form 10-K shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent the Company specifically incorporates this Report or the Performance Graph by reference therein, and shall not be deemed soliciting material or otherwise deemed filed under either of such Acts.

         The Compensation Committee administers the Company's various compensation plans and reviews and recommends to the Board of Trustees compensation levels for executive officers, evaluates executive management's performance and considers executive management succession and related matters. The Compensation Committee is composed exclusively of independent, non-employee trustees.

         Philosophy of Compensation Committee

         The Compensation Committee believes that executive compensation should reflect the value created for the Company's shareholders while supporting the Company's long-term strategic goals. It is the belief of the Compensation Committee that executive compensation should serve to:

         * reward individuals for significant contribution to the Company's success;
         * align the interests of executives with those of the Company's long-term investors;
         *        retain, motivate and attract qualified executives; and
         * provide incentives to executives to achieve strategic objectives in a manner consistent with the Company's values.

Executive Officer Compensation

         Individual executive officer compensation consists of three components: base salary, annual cash and stock incentive bonuses and long-term equity incentives. Each component will be discussed below.

         Salaries for executive officers are reviewed by the Compensation Committee on an annual basis and may be increased based on (a) individual performance and contribution and (b) increases in competitive pay levels.

         The Compensation Committee believes that the compensation packages agreed to with its executive officers and other significant employees genuinely preserves its philosophical objectives by placing significant emphasis on the latter two components of the Compensation Committee's stated compensation components, namely, annual cash and stock incentive bonus and long term equity incentives. In this regard, the Company's compensation arrangements are weighted heavily towards incentive bonuses based upon the Company's financial performance measured in terms of its earnings before interest, taxes, depreciation, and amortization without regard to extraordinary gains or losses ("Adjusted EBITDA") and awards of restricted stock which will vest on the basis of growth in the Company's market capitalization. A significant portion of management's compensation takes the form of equity ownership in the Company. In this way, the Compensation Committee believes that Mr. Bartling's Chief Executive Officer compensation package and the compensation packages of the Company's other executive officers implements its goal of aligning his interests with those of the Company's long-term investors.

         The Compensation Committee has confirmed that all base salaries for the Company's executive officers, including Mr. Bartling's base compensation, are reasonable and competitive, based upon the surveys compiled by management, as well as the advice and consultation of the representatives of the consulting firm.

Management Incentive Plan

         Annual bonuses for the executive officers on account of the Company's 1997 fiscal year were governed by the Company's 1996 Incentive Compensation Plan (the "Incentive Compensation Plan"), which was specifically designed to link executive compensation to the Company's achieving certain operating goals and exceeding certain projected increases in specific financial measures applicable to the specific role in which each executive officer (and each other employee of the Company participating in the Incentive Compensation Plan) is engaged. The financial measures include Adjusted EBIDTA for the Company's Chief Executive Officer and senior financial and legal officers, net income from property management for the Company's property management employees, and return on equity for the Company's Investment Management division employees (i.e., those employees committed to maximizing the Company's return on its investments in real property assets). Under the terms of the Incentive Compensation Plan, upon achieving increases in the designated financial performance measure when compared to the Company's 1996 results, the executive officers and other participating employees are entitled to certain cash and stock awards.

         As discussed above and disclosed elsewhere in this Form 10-K, a significant part of Mr. Bartling's compensation package includes the award of the aggregate of 85,000 shares of restricted stock which will vest in part based upon Mr. Bartling's continued employment and in part upon increases in the Company's market capitalization as well as the award of stock options and matching stock. These awards were provided for in Mr. Bartling's Employment Agreement, which became effective on December 1, 1995, while the shares of restricted stock as well as the stock option award were issued on April 5, 1996. Similar awards, albeit in lesser amounts, were granted to the Company's new Executive Vice President and Chief Operating Officer and its incumbent Executive Vice President and Chief Financial Officer and Senior Vice President -- Acquisitions when such executive officers were retained in April 1996.

Deductibility

         The Company intends, to the extent practicable, to preserve the deductibility under the Internal Revenue Code of compensation paid to its executive officers, while maintaining compensation programs that will attract and retain its executives in a competitive environment; provided that, in light of the Company's ability to offset current income taxes through the utilization of net operating loss carry forwards and passive activity loss carry forwards, the Compensation Committee will consider facilitating executives' ability to defer taxable incentive compensation (thereby also deferring, but not reducing, the Company's deductibility of such items). In keeping with this philosophy to provide for maximizing compensation payable in the form of the Company's Common Shares, as well as to provide its executives with the ability to defer taxable incentive compensation, the Company adopted its Executive Deferred Compensation Plan and Executive Deferred Compensation Rabbi Trust in 1996. Pursuant to the Executive Deferred Compensation Plan, the Company's highly compensated executive officers can elect to direct the Company to issue any shares of the Company's Common Stock to The Provident Bank, as Trustee under the Executive Deferred Compensation Rabbi Trust, rather than directly to the employee otherwise entitled to receive the shares of Common Stock, thereby deferring the recognition of taxable income for federal income tax purposes. The Company believes that, for the foreseeable future, this practice will not otherwise result in increased income tax liability to the Company due to the availability of net operating and passive activity loss carry forwards for federal income tax purposes.

Conclusion

         In conclusion, the Compensation Committee will enable the Company to retain highly qualified executive management and motivate its officers with respect to the attainment of important goals and objectives. The Compensation Committee believes the focus on Common Stock ownership by the executive officers and other long-term stock programs has aligned and will continue to align the interests of management with the interests of shareholders of the Company. The Compensation Committee further believes that its continuing efforts to refine the best measures of the Company's long-term growth and improving financial results are reflected in the terms of the 1996 Incentive Compensation Plan and will continue to be reflected in future management incentive programs.

             The Compensation Committee of the Board of Trustees

                     Glenn C. Pollack, Chairman
                     George J. Neilan
                     Stanley R. Fimberg

         (h)      PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Company's Common Shares, to that of the Dow Jones Real Estate Investment Index and the Dow Jones Market Index. In calculating cumulative total shareholder return, reinvestment of dividends is assumed. This graph is shown for the five full fiscal years in which the Company's Common Shares (NYSE: LFT, formerly
Nasdaq: CRSI) have been registered under the Securities Exchange Act of 1934, as amended.
                                  [GRAPH]

                       VALUE OF $100 INVESTED AT 12/31/92

          -----------------------------------------------------------------------------------------------------------------------
                                           12/31/92      12/31/93       12/31/94      12/31/95        12/31/96       12/31/97
          -----------------------------------------------------------------------------------------------------------------------
          LFT Market Value                   100            250           350            583            687           1,149
          -----------------------------------------------------------------------------------------------------------------------
          Dow Jones Real Estate              100            112           103            121            150            170
          -----------------------------------------------------------------------------------------------------------------------
          Dow Jones Equity Mkt               100            107           104            139            167            220
          -----------------------------------------------------------------------------------------------------------------------

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

                      SECURITY OWNERSHIP OF CERTAIN PERSONS

         On March 27, 1998, the Company had outstanding 9,203,916 shares of Common Stock. The following table sets forth the information as of March 27, 1998 regarding Common Stock owned beneficially by (a) each person known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (b) each trustee of the Company and executive officer named in the Summary Compensation table above and (c) all present executive officers and trustees of the Company as a group.

                                                                     AMOUNT AND
                                                                      NATURE OF                                     UNVESTED
                    NAME AND ADDRESS OF                              BENEFICIAL               PERCENTAGE OF       COMPENSATORY
                      BENEFICIAL OWNER                              OWNERSHIP(a)              COMMON STOCK          SHARES(b)
------------------------------------------------------------- -------------------------     ---------------------------------------
Bank of America National                                                     1,027,858             11.2%               --
   Trust & Savings Association
333 South Hope Street
Los Angeles, CA  90071

Trustees and Executive Officers  Named in "Summary Compensation Table"

John B. Bartling, Jr.                                                          268,880 (c)          2.9%             48,000

Mark D. Thompson                                                               156,546 (d)          1.7%             32,000

Leslie B. Fox                                                                   43,282 (e)          *               113,000

Michael F. Sosh                                                                 23,666 (f)          *                14,334

Stanley R. Fimberg                                                             210,000 (g)          2.3%             11,000

Robert V. Gothier, Sr.                                                          54,732 (h)          *                15,000

Ronald P. Koegler                                                               39,194 (i)          *                16,000

Joseph E. Madigan                                                               51,522 (j)          *                21,668

George J. Neilan                                                                48,308 (k)          *                15,000

George R. Oberer, Sr.                                                           89,878 (l)          1.0%             15,000

Glenn C. Pollack                                                                55,614 (m)          *                15,000

H. Jeffrey Schwartz                                                             70,938 (n)          *                15,000

Gerald E. Wedren                                                                47,788 (o)          *                15,000

Robert J. Weiler                                                               121,586 (p)          1.3%             15,000

All present executive officers and trustees                                  1,695,832 (q)         17.9%            409,002
of the Company as a group (20 persons)
--------------------

* Less than one percent (1%)

(a) Unless otherwise indicated, the beneficial owner has sole voting and investment power over these shares subject to the spousal rights, if any, of the spouses of those beneficial owners who have spouses.

(b) The amounts reported in this column consist of restricted shares and Deferred Shares, which will not vest within 60 days, held on behalf of the specified individual by the Cardinal Realty Services, Inc. Executive Deferred Compensation Rabbi Trust ("Rabbi Trust") and as to which the specified individual has neither investment nor voting power, and Common shares subject to options which are not exercisable within 60 days. These amounts are not deemed to be beneficially owned and are not included in the column "Amount and Nature of Beneficial Ownership."

(c) This amount includes 40,000 Common Shares subject to options which are exercisable within 60 days. This amount also includes 218,880 Common Shares held on behalf of Mr. Bartling by the Rabbi Trust which shares Mr. Bartling has the right to receive under certain circumstances within 60 days. This amount does not include 48,000 restricted shares held on behalf of Mr. Bartling by the Rabbi Trust as to which shares Mr. Bartling has neither investment nor voting power.

(d) This amount includes 25,000 Common Shares subject to options which are exercisable within 60 days. This amount also includes 126,546 Common Shares held on behalf of Mr. Thompson by the Rabbi Trust which shares Mr. Thompson has the right to receive under certain circumstances within 60 days. This amount does not include 32,000 restricted shares held on behalf of Mr. Thompson by the Rabbi Trust as to which shares Mr. Thompson has neither investment nor voting power.

(e) This amount does not include 25,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 43,282 Common Shares held on behalf of Ms. Fox by the Rabbi Trust which shares Ms. Fox has the right to receive under certain circumstances within 60 days. This amount does not include 88,000 restricted shares held on behalf of Ms. Fox by the Rabbi Trust as to which shares Ms. Fox has neither investment nor voting power.

(f) This amount includes 1,666 Common Shares subject to options which are exercisable within 60 days but does not include 3,334 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Sosh by the Rabbi Trust which shares Mr. Sosh has the right to receive under certain circumstances within 60 days. This amount does not include 11,000 restricted shares held on behalf of Mr. Sosh by the Rabbi Trust as to which shares Mr. Sosh has neither investment nor voting power.

(g) This amount includes 22,000 Common Shares held on behalf of Mr. Fimberg by the Rabbi Trust which shares Mr. Fimberg has the right to receive under certain circumstances within 60 days. This amount does not include 11,000 restricted shares held on behalf of Mr. Fimberg by the Rabbi Trust as to which shares Mr. Fimberg has neither investment nor voting power.

(h) This amount includes 600 Common Shares held in Mr. Gothier's 401(k) retirement plan account and 15,500 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Gothier by the Rabbi Trust which shares Mr. Gothier has the right to receive under certain circumstances within 60 days and 4,382 restricted shares as to which Mr. Gothier has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Gothier by the Rabbi Trust as to which shares Mr. Gothier has neither investment nor voting power.

(i) This amount includes 5,210 Common Shares subject to options which are exercisable within 60 days but does not include 5,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,968 Common Shares held on behalf of Mr. Koegler by the Rabbi Trust which shares Mr. Koegler has the right to receive under certain circumstances within 60 days. This amount does not include 11,000 restricted shares held on behalf of Mr. Koegler by the Rabbi Trust as to which shares Mr. Koegler has neither investment nor voting power.

(j) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 23,332 Common Shares held on behalf of Mr. Madigan by the Rabbi Trust which shares Mr. Madigan has the right to receive under certain circumstances within 60 days and 2,524 restricted shares as to which Mr. Madigan has voting power but does not have investment power. This amount does not include 17,668 restricted shares held on behalf of Mr. Madigan by the Rabbi Trust as to which shares Mr. Madigan has neither investment nor voting power.

(k) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Neilan by the Rabbi Trust which shares Mr. Neilan has the right to receive under certain circumstances within 60 days and 3,308 restricted shares as to which Mr. Neilan has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Neilan by the Rabbi Trust as to which shares Mr. Neilan has neither investment nor voting power.

(l) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Oberer by the Rabbi Trust which shares Mr. Oberer has the right to receive under certain circumstances within 60 days and 5,302 restricted shares as to which Mr. Oberer has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Oberer by the Rabbi Trust as to which shares Mr. Oberer has neither investment nor voting power.

(m) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Pollack by the Rabbi Trust which shares Mr. Pollack has the right to receive under certain circumstances within 60 days and 5,614 restricted shares as to which Mr. Pollack has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Pollack by the Rabbi Trust as to which shares Mr. Pollack has neither investment nor voting power.

(n) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Schwartz by the Rabbi Trust which shares Mr. Schwartz has the right to receive under certain circumstances within 60 days and 5,938 restricted shares as to which Mr.

         Schwartz has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Schwartz by the Rabbi Trust as to which shares Mr. Schwartz has neither investment nor voting power.

(o) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Wedren by the Rabbi Trust which shares Mr. Wedren has the right to receive under certain circumstances within 60 days and 2,788 restricted shares as to which Mr. Wedren has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Wedren by the Rabbi Trust as to which shares Mr. Wedren has neither investment nor voting power.

(p) This amount includes 23,000 Common Shares subject to options which are exercisable within 60 days but does not include 4,000 Common Shares subject to options which are not exercisable within 60 days. This amount also includes 22,000 Common Shares held on behalf of Mr. Weiler by the Rabbi Trust which shares Mr. Weiler has the right to receive under certain circumstances within 60 days and 4,586 restricted shares as to which Mr. Weiler has voting power but does not have investment power. This amount does not include 11,000 restricted shares held on behalf of Mr. Weiler by the Rabbi Trust as to which shares Mr. Weiler has neither investment nor voting power.

(q) This amount includes 1,456 Common Shares held in individual Trustee and executive officer 401(k) retirement plan accounts, 34,442 restricted shares as to which certain trustees have voting power but do not have investment power, 699,493 Common Shares held on behalf of certain Trustees and executive officers by the Rabbi Trust which shares such Trustees and executive officers have the right to receive under certain circumstances within 60 days, and 262,070 Common Shares subject to options which are exercisable within 60 days. This amount does not include 328,667 restricted shares held on behalf of certain Trustees and executive officers by the Rabbi Trust as to which shares such Trustees and executive officers have neither investment nor voting power.

         ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         Joseph E. Madigan, Chairman of the Company's Board of Trustees, received a retainer in 1997 of $5,000 per month. Mr. Madigan also received in December 1997, and will receive annually during his tenure as chairman, an award of 4,000 shares of restricted Common Stock, one-third of which shares vest annually over a three year period.

         H. Jeffrey Schwartz, trustee of the Company, is a partner in the law firm of Benesch, Friedlander, Coplan & Aronoff LLP, which serves as outside legal counsel to the Company.

         Robert J. Weiler, a trustee of the Company, is a principal of Americana Investment Company, the lessor of the building housing the Company's principal operating offices. Mr. Weiler did not participate in the Company's decision to relocate to the headquarters or in negotiations for a renewal term for a lease (for a smaller amount of space) as its operating officer. Management believes that the lease terms for the Company's executive offices are competitive with commercial lease rates in the Columbus, Ohio market. The annual lease payments are as follows:

           1997                    $282,580                 ($6.50/sq. ft.)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

    (a)  Documents filed as part of this report:


         Consolidated Financial Statement Schedules: (See the financial statement schedules listed on Index to Consolidated Financial Statement Schedules on Page F-1 of this report).

    (b)  Reports on Form 8-K: The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

         3.       Exhibits:


                                  EXHIBIT INDEX

 EXHIBIT                                                                               SEQUENTIAL
   NO.                            DESCRIPTION                                             PAGE
   ---                            -----------                                             ----

   2.1       Third Amended Disclosure Statement Pursuant to          Incorporated by reference to Exhibit 2.1 to
             Section 1125 of Bankruptcy Code to Accompany the        the Company's Registration Statement on Form
             Plan of Reorganization of Jay Alix, Chapter 11          10 (the "Form 10")
             Trustee for Cardinal Industries, Inc. and its
             Substantively Consolidated Subsidiaries and Third
             Amended Plan of Reorganization of Jay Alix, Chapter
             11 Trustee, for Cardinal Industries, Inc. and its
             Substantively Consolidated Subsidiaries

   2.2       Findings of Fact, Conclusions of Law and Order          Incorporated by reference to Exhibit 2.2 to
             Confirming Third Amended Plan of Reorganization of      the Form 10
             Jay Alix, Chapter 11 Trustee, for Cardinal
             Industries, Inc. and its Substantively Consolidated
             Subsidiaries

   3.1       Amended and Restated Articles of Incorporation filed    Incorporated by reference to Exhibit 3.1 to
             September 11, 1992 with the Ohio Secretary of State     the Form 10


   3.2       Certificate of Amendment to the Articles of             Incorporated by reference to Exhibit 3.2 to
             Incorporation of Cardinal Reality Services, Inc.        the Form 10
             filed October 27, 1992 with the Ohio Secretary of
             State

   3.3       Certificate of Amendment to the Articles of             Incorporated by reference to Exhibit 3.3 to the
             Incorporation filed January 9, 1996 of Cardinal         Company's Annual Report on Form 10-K for the fiscal
             Realty Services, Inc. with the Ohio Secretary           year ended December 31, 1996 (the "1995 Form 10-K")
             of State

   3.4       Certificate of Amendment to the Articles of             Filed as an Exhibit to this Form 10-K
             Incorporation of Lexford, Inc. filed October
             8, 1997 with the Ohio Secretary of State

   3.5       Amended Code of Regulations of Lexford, Inc.            Incorporated by reference to Exhibit 3.3 to
                                                                     the Company's Annual Report on Form 10-K for
                                                                     the fiscal year ended December 31, 1993 (the
                                                                     "1993 Form 10-K")

   3.6       Declaration of Trust of Lexford Residential             Incorporated by reference to Annex B to the
             Trust, dated January 16, 1998 as amended                Prospectus filed pursuant to Rule 424(b) under
             (the "Declaration of Trust")                            the Securities Act as part of the Company's
                                                                     Registration Statement on Form S-4 initially
                                                                     filed on January 20, 1998

   3.7       Articles of Amendment to Declaration of Trust           Filed as an Exhibit to this Form 10-K
             dated March 14, 1998

   3.8       Bylaws of Lexford Residential Trust                     Incorporated by reference to Annex C Amendment
                                                                     Number 1 to the Form S-4 Registration Statement
                                                                     filed January 30, 1998

   4.1       Form of Common Share Certificate                        Filed  as  an   Exhibit   to  this  Form  10-K

 EXHIBIT                                                                               SEQUENTIAL
   NO.                            DESCRIPTION                                             PAGE
   ---                            -----------                                             ----

  10.1       Amended and Restated Loan and Security Agreement,       Incorporated by reference to Exhibit 10.1 to the
             dated September 30, 1997, among The Provident Bank,     Company's Quarterly Report on Form 10-Q for the
             the Company and certain of the Company's subsidiaries   quarterly period ended September 30, 1997 (the
                                                                     "Third Quarter 1997 Form 10-Q")

  10.2       Cognovit   Promissory  Note  (Renewal   Consolidating   Incorporated  by  reference to Exhibit 10.2 to
             Balance  Revolving  Line)  dated  September  30, 1997   the Third Quarter 1997 Form 10-Q
             issued by the Company and its  material  subsidiaries
             in favor of The Provident Bank.

  10.3       Cognovit  Promissory  Note dated  August 11,  1995 in   Incorporated  by  reference to Exhibit 10.4 to
             the amount of  $7,000,000  issued by the  Company and   the 1995 Form 10-K
             certain   of  its   subsidiaries   in  favor  of  The
             Provident Bank.

  10.4       Agreement for  Modification  of Management  Agreement   Incorporated  by  reference to Exhibit 10.5 to
             dated as of August 11, 1995 among Cardinal  Apartment   the 1995 Form 10-K
             Management  Group,  Inc.,  the Company and certain of
             its subsidiaries

  10.5       Assignment of Management  Contracts  dated August 11,   Incorporated  by  reference to Exhibit 10.6 to
             1995 between  Cardinal  Apartment  Management  Group,   the 1995 Form 10-K
             Inc. and The Provident Bank

  10.6       Stock Pledge  Agreement dated August 11, 1995 between   Incorporated  by  reference to Exhibit 10.7 to
             the Company and The Provident Bank                      the 1995 Form 10-K

  10.7       Stock Pledge  Agreement dated August 11, 1995 between   Incorporated  by  reference to Exhibit 10.8 to
             Cardinal  Industries of Texas, Inc. and The Provident   the 1995 Form 10-K
             Bank

  10.8       Stock Pledge  Agreement dated August 11, 1995 between   Incorporated  by  reference to Exhibit 10.9 to
             Cardinal Industries  Development  Corporation and The   the 1995 Form 10-K
             Provident Bank

  10.9       Stock Pledge  Agreement dated August 11, 1995 between   Incorporated  by reference to Exhibit 10.10 to
             Cardinal Realty Company and The Provident Bank          the 1995 Form 10-K

  10.10      Limited  Power of Attorney  dated  August 11, 1995 by   Incorporated  by reference to Exhibit 10.11 to
             certain subsidiaries of the Company to the Company      the 1995 Form 10-K

 EXHIBIT                                                                               SEQUENTIAL
   NO.                            DESCRIPTION                                             PAGE
   ---                            -----------                                             ----

  10.11      Limited  Power of Attorney  dated  August 11, 1995 by   Incorporated  by reference to Exhibit 10.12 to
             the Company and  certain of its  subsidiaries  to The   the 1995 Form 10-K
             Provident Bank

  10.12      Waiver  Agreement  dated  August  11,  1995 among The   Incorporated  by reference to Exhibit 10.13 to
             Provident  Bank and the  Company  and  certain of its   the 1995 Form 10-K
             subsidiaries

  10.13      Post  Closing  Agreement  dated as of August 11, 1995   Incorporated  by reference to Exhibit 10.14 to
             among The Provident  Bank and the Company and certain   the 1995 Form 10-K
             of its subsidiaries

  10.14      Assumption  of Loan and Security  Agreement  dated as   Filed as an Exhibit to the 1996 Form 10-K
             of February 26, 1997 between The  Provident  Bank and
             Lexford Properties, Inc.

  10.15      Form  of  Management   Agreement   between   Lexford,   Filed  as  an   Exhibit   to  this  Form  10-K
             Properties,  Inc. and certain  Properties (as revised
             August 1, 1996)

  10.16      Form  of  Partnership  Asset  Management   Agreement,   Filed  as  an   Exhibit   to  this  Form  10-K
             dated  January  1, 1995  between  Cardinal  Apartment
             Management  Group,  Inc.  (which was merged  with and
             into the Company) and certain Properties

  10.17      Form   of   Extended    Partnership    Administration   Filed  as  an   Exhibit   to  this  Form  10-K
             Agreement,  dated  January 1, 1995  between  Cardinal
             Apartment  Management  Group,  Inc. (which was merged
             with and into the Company) and certain Properties

  10.18      Form of  Agreement  for Tax Appeal  Services  between   Filed  as  an   Exhibit   to  this  Form  10-K
             the  Company  and  certain   Properties  (as  revised
             February 1996)

  10.19      Lease, dated February 24, 1998, between the Company     Filed as an Exhibit to this Form 10-K
             and the Americana Investment Company


  10.20      Master Equipment Lease dated September 30, 1996,        Filed  as  an   Exhibit   to  this  Form  10-K
             between Alliance Leasing and Services Group, Ltd.
             and the Company

 EXHIBIT                                                                               SEQUENTIAL
   NO.                            DESCRIPTION                                             PAGE
   ---                            -----------                                             ----

  10.21      Agreement and Plan of Merger by and among the           Incorporated by reference to Exhibit 10.1 to the
             Company, Rexflor Acquisition Corporation and            Company's Quarterly Report on Form 10-Q for the
             Lexford Properties, Inc. ("Lexford") and the            quarterly period ended June 30, 1996 (the "Second
             Shareholders of Lexford dated as of July 19, 1996       Quarter 1996 Form 10-Q")


  10.22      Employment Agreement dated as of August 1, 1996         Incorporated  by  reference to Exhibit 10.2 to
             between Lexford and Patrick M. Holder, President of     the Second Quarter 1996 Form 10-Q
             Lexford Properties, Inc.

  10.23      Employment Agreement dated as of August 1, 1996         Incorporated  by  reference to Exhibit 10.3 to
             between Lexford and Bruce Woodward, Vice President      the Second Quarter 1996 Form 10-Q
             of Lexford Properties, Inc.

  10.24      Employment Agreement dated as of August 1, 1996         Incorporated  by  reference to Exhibit 10.4 to
             between Lexford and Annette Hoover, Senior Vice         the Second Quarter 1996 Form 10-Q
             President of Lexford -- Property Management of the
             Company

  10.25      Employment Agreement dated as of August 1, 1996         Incorporated  by  reference to Exhibit 10.6 to
             between Lexford and Peggy Crow Smith, Vice President    the Second Quarter 1996 Form 10-Q
             of Lexford

  10.26      Consulting Agreement dated as of August 1, 1996         Incorporated  by  reference to Exhibit 10.7 to
             between the Company and Stanley R. Fimberg              the Second Quarter 1996 Form 10-Q

  10.27      Form of Registration Rights Agreement by and between    Incorporated  by reference to Exhibit 10.10 to
             the Company and the former shareholders of Lexford      the Second Quarter 1996 Form 10-Q
             Properties, Inc.

  10.28      1997 Performance Equity Plan of the Company             Incorporated  by  reference  to the  Company's
                                                                     Proxy  Statement,  dated August 28, 1997,  for
                                                                     the Company's Annual Shareholders Meeting

  10.29      1992  Incentive  Equity  Plan  of  the  Company,   as   Incorporated  by reference to Exhibit 10.26 to
             amended (effective November 30, 1995)                   the 1995 Form 10-K

  10.30      Form of Deferred  Shares  Agreement  for Employees of   Incorporated  by reference to Exhibit 10.31 to
             the Company                                             the Form 10

  10.31      Form  of   Restricted   Shares   Agreement   for  Key   Incorporated  by reference to Exhibit 10.32 to
             Employees of the Company                                the Form 10

  10.32      Form of  Restricted  Shares  Agreement  for Executive   Incorporated  by reference to Exhibit 10.33 to
             Officers of the Company                                 the Form 10

 EXHIBIT                                                                               SEQUENTIAL
   NO.                            DESCRIPTION                                             PAGE
   ---                            -----------                                             ----
  10.33      Form of  Non-Qualified  Stock  Option  Agreement  for   Incorporated  by reference to Exhibit 10.33 to
             Participants in Trustee's Employee Retention Plan       the Form 10

  10.34      Form of  Non-Qualified  Stock  Option  Agreement  for   Incorporated  by reference to Exhibit 10.36 to
             Non-Employee Directors                                  the Form 10

  10.35      401(k) Plan of the Company                              Incorporated  by reference to Exhibit 10.41 to
                                                                     the Form 10

  10.36      Employment  Agreement  dated as of  December 1, 1995,   Incorporated  by reference to Exhibit 10.38 to
             as   amended,   between   the  Company  and  John  B.   the 1995 Form 10-K
             Bartling,  Jr., President and Chief Executive Officer
             of the Company

  10.37      Employment Agreement dated as of April 1, 1996, as      Incorporated by reference to Exhibit 4.11 to Form
             amended, between the Company and Mark D. Thompson,      S-8 Registration Statement dated July 8, 1997
             Executive Vice President and Chief Financial Officer    (the "1997 Form S-8")
             of the Company

  10.38      Employment  Agreement  dated as of April 15, 1996, as   Incorporated  by  reference  to Exhibit 4.15
             amended,  between  the  Company  and  Paul R.  Selid,   to 1997 Form S-8
             Senior Vice President-Asset Management of the Company

  10.39      Employment  Agreement  dated  as  of  June  1,  1997,   Incorporated  by  reference  to  Exhibit 4.27 of
             between  the  Company  and  Leslie B. Fox,  Executive   1997 Form S-8
             Vice  President  and Chief  Operating  Officer of the
             Company ("Fox Employment Agreement")

  11.1       Statement re: computation of per share earnings         See Index to  Financial  Information  - Note 1
                                                                     in  the   Notes  to   Consolidated   Financial
                                                                     Statements

  21.1       Subsidiaries of The Company                             Filed  as  an   Exhibit   to  this  Form  10-K

  27.1       Financial Data Schedule                                 Filed as an Exhibit to this Form 10-K

  99.1       Individual Property Financial Information Summary       Filed as an Exhibit to this Form 10-K

                                   SIGNATURES




Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           LEXFORD RESIDENTIAL TRUST
                           (Registrant)

Date: March 31, 1998
                           By: /s/ John B. Bartling, Jr.
                              ------------------------------------------------------------
                              John B. Bartling, Jr., President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                          Title                                                  Date
---------                          -----                                                  ----
 /s/ Joseph E. Madigan             Chairman of the Board                             March 31, 1998
--------------------------------
Joseph E. Madigan

 /s/ John B. Bartling, Jr.         President, Chief Executive Officer and Director   March 31, 1998
--------------------------------
John B. Bartling, Jr.

 /s/ Mark D. Thompson              Executive Vice President
--------------------------------   and Chief Financial Officer                       March 31, 1998
Mark D. Thompson

 /s/ Ronald P. Koegler             Vice President and Controller                     March 31, 1998
--------------------------------
Ronald P. Koegler

 /s/ Robert V. Gothier, Sr.        Director                                          March 31, 1998
--------------------------------
Robert V. Gothier, Sr.

 /s/ George J. Neilan              Director                                          March 31, 1998
--------------------------------
George J. Neilan

 /s/ George R. Oberer, Sr.         Director                                          March 31, 1998
--------------------------------
George R. Oberer, Sr.

 /s/ Glenn C. Pollack              Director                                          March 31, 1998
--------------------------------
Glenn C. Pollack

 /s/ H. Jeffrey Schwartz           Director                                          March 31, 1998
--------------------------------
H. Jeffrey Schwartz

 /s/ Gerald E. Wedren              Director                                          March 31, 1998
--------------------------------
Gerald E. Wedren

 /s/ Robert J. Weiler              Director                                          March 31, 1998
--------------------------------
Robert J. Weiler

 /s/ Stanley R. Fimberg            Director                                          March 31, 1998
--------------------------------
Stanley R. Fimberg

 /s/ Patrick M. Holder             Director                                          March 31, 1998
--------------------------------
Patrick M. Holder

                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENTS

   Report of Independent Auditors............................................F-2

   Consolidated Balance Sheets at December 31, 1997 and 1996.................F-3

   Consolidated Statements of Income for the years ended
        December 31, 1997, 1996 and 1995 ....................................F-4

   Consolidated Statements of Shareholders' Equity for the years ended
        December 31, 1997, 1996 and 1995 ....................................F-5

   Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995 ..............................F-6 - F-7

   Notes to Consolidated Financial Statements.........................F-8 - F-33

   Consolidated Financial Statement Schedules:

        Schedule II - Valuation and Qualifying Accounts.....................F-34

        Schedule III - Real Estate and Accumulated Depreciation......F-35 - F-41

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information required is included in the Consolidated Financial Statements or notes thereto and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Trustees
Lexford Residential Trust


We have audited the accompanying consolidated balance sheets of Lexford Residential Trust (formerly Lexford, Inc. and Cardinal Realty Services, Inc.) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexford Residential Trust and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP

Columbus, Ohio
February 16, 1998, except for Note 14,
     as to which the date is March 18, 1998


                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                                                                                       1997             1996
                                                                                 ---------------- -----------------
                                     ASSETS
Rental Properties (Notes 2 and 5):
  Land...........................................................................$     23,124,313 $      23,652,841
  Buildings, Improvements and Fixtures...........................................     138,244,903       137,917,083
                                                                                 ---------------- -----------------
                                                                                      161,369,216       161,569,924
  Accumulated Depreciation.......................................................      (9,151,786)       (4,478,379)
                                                                                 ---------------- -----------------
                                                                                      152,217,430       157,091,545

Investments in and Advances to Unconsolidated Partnerships,  net of an allowance of $2.6 and $1.6 million at December 31, 1997 and 1996, Respectively
  (Notes 3 and 12)...............................................................      57,111,374        54,610,421

Cash.............................................................................       2,568,890         3,593,121
Accounts Receivable, Affiliates ($1,990,967 and $4,089,328, net
  of an allowance of $941,521 and  $2,034,290, at December 31,
  1997 and 1996, Respectively), Residents and Other (Note 12)....................       4,898,993         5,044,603
Furniture, Fixtures and Other, Net (Note 1)......................................       1,719,521         1,167,579
Funds Held in Escrow (Note 1)....................................................      11,887,936        14,011,013
Intangible Assets (Note 1).......................................................       9,200,531         8,694,925
Prepaids and Other ..............................................................       1,992,921         1,154,572
                                                                                 ---------------- -----------------
                                                                                 $    241,597,596 $     245,367,779
                                                                                 ================ =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Corporate Debt
  Non Recourse Mortgages (Note 5)................................................$    142,636,874 $     148,056,017
  Corporate Debt (Note 4)........................................................       7,361,682        15,263,268
                                                                                 ---------------- -----------------
                                                                                      149,998,556       163,319,285
                                                                                 ---------------- -----------------

Accounts Payable.................................................................       1,287,753         1,560,749
Accrued Interest, Real Estate and Other Taxes....................................       3,719,625         4,023,310
Other Accrued Expenses...........................................................       8,241,526         8,531,031
Other Liabilities................................................................       3,503,640         5,424,226
                                                                                 ---------------- -----------------
  Total Liabilities..............................................................     166,751,100       182,858,601
                                                                                 ---------------- -----------------

Commitments and Contingencies (Notes 7, 8, 10)

Shareholders' Equity (Notes 1 and 7):
  Preferred Stock, 5,000,000 Shares Authorized, Unissued.........................           --               --
  Common Stock, .01 par value; 50,000,000 Shares Authorized
    8,493,648 and 7,817,534 Shares Issued and
    Outstanding, at December 31, 1997 and 1996, Respectively.....................          84,936            78,175
  Additional Paid-in Capital.....................................................      54,137,777        45,012,798
  Retained Earnings..............................................................      20,623,783        17,418,205
                                                                                 ---------------- -----------------
                                                                                       74,846,496        62,509,178
                                                                                 ---------------- -----------------
                                                                                 $    241,597,596 $     245,367,779
                                                                                 ================ =================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                     1997               1996               1995
                                                                              ------------------  -----------------  ---------------
Revenues:
   Rental Revenues (Note 2)...................................................$       41,851,081  $      41,276,684
   Fee Based, primarily from Affiliates (Note 12).............................        15,847,032         14,164,312  $    15,906,553
   Interest, Principally from Unconsolidated Partnerships (Note 12)...........        10,680,767          8,897,233        4,361,497
   Income from Disposal of Assets-Net.........................................         1,988,611            962,761        3,408,379
                                                                              ------------------  -----------------  ---------------
                                                                                      70,367,491         65,300,990       23,676,429
                                                                              ------------------  -----------------  ---------------

Expenses:
   Property Operating and Maintenance.........................................        14,883,691         16,980,888
   Real Estate Taxes and Insurance............................................         4,060,311          4,148,545
   Property Management........................................................        12,339,727          9,366,777        8,667,358
   Administration.............................................................         5,446,969          5,030,967        4,399,349
   Performance Equity Plan (Note 7)...........................................         6,280,500                  0                0
   Nonrecurring Costs (Note 9)................................................           827,407            242,899        1,537,073
   Interest - Non Recourse Mortgages (Note 5).................................        13,769,562         14,131,780                0
   Interest - Corporate Debt (Note 4).........................................           657,349          1,098,333        1,522,087
   Depreciation and Amortization (Note 2).....................................         6,526,863          5,514,571          537,849
                                                                              ------------------  -----------------  ---------------
                                                                                      64,792,379         56,514,760       16,663,716
                                                                              ------------------  -----------------  ---------------

Income Before Income Taxes and Extraordinary Item.............................         5,575,112          8,786,230        7,012,713
Provision for Income Taxes (Note 8):
   Credited to Additional Paid-in Capital.....................................         1,809,000          3,166,000        2,356,000
   Current....................................................................           380,000            250,000          364,000
                                                                              ------------------  -----------------  ---------------
Income Before Extraordinary Item..............................................         3,386,112          5,370,230        4,292,713

Extraordinary (Loss) / Gain, Net of Income Tax  Benefit/(Provision)
of $115,000 in 1997, $1,015,000 in 1996
and ($510,000) in 1995, Respectively (Note 6).................................          (180,534)        (1,614,356)         804,022
                                                                              ------------------  -----------------  ---------------
Net Income....................................................................$        3,205,578         $3,755,874       $5,096,735
                                                                              ==================  =================  ===============



Basic Earnings Per Share:
   Income before Extraordinary Item...........................................$             0.42  $            0.71  $          0.59
   Extraordinary Item.........................................................             (0.02)             (0.21)            0.11
                                                                              ------------------  -----------------  ---------------
   Net Income.................................................................$             0.40  $            0.50  $          0.70
                                                                              ==================  =================  ===============
Diluted Earnings Per Share:
   Income before Extraordinary Item...........................................$             0.41  $            0.69  $          0.56
   Extraordinary Item.........................................................             (0.02)             (0.21)            0.11
                                                                              ------------------  -----------------  ---------------
   Net Income.................................................................$             0.39  $            0.48  $          0.67
                                                                              ==================  =================  ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                 Common Stock
                                                         ----------------------------   Additional      Retained
                                                            Shares         Amount     Paid-in Capital   Earnings           Total
                                                         ------------- -------------- --------------- -------------- ---------------
Balance, January 1, 1995.................................    6,817,254 $       68,173 $    34,614,374 $    8,565,596 $   43,248,143

    Shares issued in 1995, principally in connection
    with the claims resolution process (Note 1) .........      366,708          3,667          (3,667)

    Exercise of options under Non-Qualified Stock
    Option Plan (Note 7).................................       30,606            306          34,910                        35,216

    Less: Treasury Shares Issued to Rental Properties and
          subsidiaries (Note 1)..........................       (8,248)           (82)             82

    Credit from utilization of pre-confirmation tax
    benefits (Note 8)....................................                                   2,866,000                     2,866,000

    Net Income for the year ended December 31, 1995......                                                  5,096,735      5,096,735
                                                         ------------- -------------- --------------- -------------- --------------
Balance, December 31, 1995...............................    7,206,320         72,064      37,511,699     13,662,331     51,246,094

    Shares issued in 1996, in connection with the claims
    resolution process (Note 1) .........................       13,340            133            (133)

    Shares issued in connection with Lexford Acquisition
    (Note 1).............................................    1,400,000         14,000      13,986,000                    14,000,000

       Contingent........................................     (900,000)        (9,000)     (8,991,000)                   (9,000,000)

    Exercise of options under Non-Qualified Stock
    Option Plan (Note 7).................................       68,616            686          60,985                        61,671

    Restricted stock compensation awards and Director
    Restricted Stock Plan................................       32,334            323         325,546                       325,869

    Less: Treasury Shares primarily from the redemption
          in 1996 of stock held by Unconsolidated
          Partnerships ..................................       (3,076)           (31)        (31,299)                      (31,330)

    Credit from utilization of pre-confirmation tax
    benefits (Note 8)....................................                                   2,151,000                     2,151,000

    Net Income for the year ended December 31, 1996......                                                  3,755,874      3,755,874
                                                         ------------- -------------- --------------- -------------- --------------
Balance, December 31, 1996...............................    7,817,534         78,175      45,012,798     17,418,205     62,509,178

    Shares issued in 1997, in connection with the claims
    resolution process (Note 1)..........................       22,264            222            (222)

    Exercise of options under Non-Qualified Stock
    Option Plan (Note 7).................................       18,264            183          37,595                        37,778

    Stock Compensation and Director Restricted Stock
    Plan, Net of 267,334 Shares subject to Vesting
    Restrictions (Note 7)................................      635,586          6,356       7,393,606                     7,399,962

    Credit from utilization of pre-confirmation tax
    benefits (Note 8)....................................                                   1,694,000                     1,694,000

    Net Income for the year ended December 31, 1997......                                                  3,205,578      3,205,578
                                                         ------------- -------------- --------------- -------------- --------------
Balance, December 31, 1997...............................    8,493,648 $       84,936 $    54,137,777 $   20,623,783 $   74,846,496
                                                         ============= ============== =============== ============== ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                                            1997           1996           1995
                                                                                        ------------- -------------- --------------
Cash flows provided by/(used in) Operating activities:
Management and Investment Management activities:
   Cash received from Fee Based activities..............................................$  20,046,613 $   22,414,166 $   22,173,861
   Interest and Other Revenues received from Unconsolidated Partnerships................   12,797,325      9,074,008      4,965,246
   Cash receipts -- other...............................................................    1,913,305      2,170,253      3,261,207
   Cash paid to Vendors, Suppliers and Employees........................................  (22,337,316)   (21,784,246)   (21,784,640)
   Interest paid on Corporate Debt......................................................     (593,913)    (1,147,593)    (1,554,454)
   Income Taxes paid - City and State...................................................     (285,382)      (239,145)      (234,436)
   Taxes paid, other than Income Taxes..................................................     (108,231)       (76,575)      (553,140)
   Payments related to nonrecurring items...............................................     (342,361)    (2,221,248)      (705,075)
                                                                                        ------------- -------------- --------------
                                                                                           11,090,040      8,189,620      5,568,569
                                                                                        ------------- -------------- --------------
Rental Property activities:
   Cash received from Rental activities.................................................   41,586,891     41,297,937              0
   Cash paid on Rental activities.......................................................  (17,757,630)   (19,855,056)             0
   Real Estate Taxes....................................................................   (3,254,401)    (3,406,946)             0
   Interest paid on Mortgages...........................................................  (13,579,541)   (13,517,318)             0
                                                                                        ------------- -------------- --------------
                                                                                            6,995,319      4,518,617              0
                                                                                        ------------- -------------- --------------
Net Cash provided by Operating activities...............................................   18,085,359     12,708,237      5,568,569
                                                                                        ------------- -------------- --------------
Cash Flow provided by/(used in) Investing activities:
   Management and Investment Management Activities:
     Proceeds from Sale of Assets and Other.............................................    2,869,955      1,016,334      3,787,441
     Capital Expenditures...............................................................   (1,191,992)      (422,853)      (397,519)
     Advances to Unconsolidated Partnerships - net......................................     (992,427)    (2,556,807)    (8,565,119)
     Acquisition of Real Estate.........................................................            0              0     (1,864,736)
     Investments in Unconsolidated Partnerships.........................................   (4,696,916)             0              0
     Investment in Management Contracts.................................................   (1,700,000)             0              0
   Rental Property activities:
     Net cash flow provided by Rental activities during period
       Held for Sale (net of Interest paid of $13,692,045 in 1995).....................             0              0      3,037,826
     Capitalized Refinancing Costs......................................................            0     (1,687,492)             0
     Funding of Escrows.................................................................      290,805        (41,279)             0
     Capital Expenditures...............................................................   (2,385,951)      (681,639)             0
                                                                                        ------------- -------------- --------------
Net Cash used in Investing activities...................................................   (7,806,526)    (4,373,736)    (4,002,107)
                                                                                        ------------- -------------- --------------
Cash Flows provided by/(used in) Financing activities:
   Management and Investment Management activities:
     Proceeds from the exercise of Stock Options........................................       37,778         61,671         35,216
     Redemption of Stock held by Unconsolidated Partnerships............................            0        (31,330)             0
     Proceeds from Corporate Debt and Other.............................................            0              0     21,000,505
     Principal payments on Corporate Debt and Other.....................................   (8,035,774)    (7,052,484)   (21,859,553)
   Rental Property activities:
     Proceeds from Mortgage Debt........................................................    7,428,500     47,442,961              0
     Payments on Mortgages - principal amortization.....................................   (2,124,904)    (2,139,137)    (2,150,733)
     Payments on Mortgages - lump sum...................................................   (8,608,664)   (45,775,047)      (479,554)
                                                                                        ------------- -------------- --------------
Net Cash used in Financing activities:..................................................  (11,303,064)    (7,493,366)    (3,454,119)
                                                                                        ------------- -------------- --------------
Increase/(Decrease) in Cash.............................................................   (1,024,231)       841,135     (1,887,657)
Cash at Beginning of Year...............................................................    3,593,121      2,751,986      4,639,643
                                                                                        ------------- -------------- --------------
Cash at End of Year.....................................................................$   2,568,890 $    3,593,121 $    2,751,986
                                                                                        ============= ============== ==============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                                     1997             1996            1995
                                                                                ----------------  -------------- ----------------
Reconciliation of Net Income to Net Cash
   Provided By Operating Activities:
     Net Income.................................................................$      3,205,578  $    3,755,874 $      5,096,735
     Adjustments to Reconcile Net Income to Net Cash
       Provided by Operating Activities:
         Depreciation ..........................................................       5,426,309       5,111,068          496,392
         Amortization...........................................................       1,100,554         403,503           41,457
         Provision for Losses on Accounts Receivable............................         389,361         503,421        1,138,869
         Income from Disposal of Assets -- Net..................................      (1,988,611)       (962,761)      (3,408,379)
         (Gain) / Loss on Debt Restructuring....................................         295,534       2,629,356       (1,314,022)
         Provision for Income Taxes credited to Additional Paid-in Capital......       1,694,000       2,151,000        2,866,000
         Stock Compensation credited to Additional Paid-in Capital..............       7,399,962         325,869                0
         Changes in Operating Assets and Liabilities:
           Investments in and Advances to Unconsolidated Partnerships...........       1,949,767         (94,014)        (390,570)
           Accounts Receivable and Other........................................        (339,386)     (4,339,533)         (17,039)
           Funds Held in Escrow.................................................       1,832,273      (4,857,423)         595,256
           Accounts Payable and Other Liabilities...............................      (2,879,982)      8,081,877          463,870
                                                                                ----------------  -------------- ----------------
   Net Cash Provided by Operating Activities....................................$     18,085,359  $   12,708,237 $      5,568,569
                                                                                ================  ============== ================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1995, the Company acquired four Rental Properties primarily financed with $4,770,000 of first mortgages on the properties.

In June 1995, the Company purchased from a mortgage lender the non-recourse mortgages on one Unconsolidated Partnership and four Rental Properties. The mortgages totaled $8.8 million and were acquired for $7.8 million. The Company financed the acquisition with a $7.8 million note payable to the mortgage lender. The note was repaid in June 1996.

In 1996, the Company granted deeds in lieu of foreclosure to the mortgagee for three Rental Properties. The properties had an aggregate carrying value of $3.9 million. In 1995 the Company granted deeds in lieu of foreclosure to the mortgagees for certain Rental Properties. The properties had an aggregate carrying value of $3.5 million. No significant gain or loss was recognized on these transactions because the assets and the non-recourse mortgages on each of these Rental Properties had been recorded in equal amounts.

Effective August 1, 1996, the Company acquired Lexford Properties, Inc. through a merger with a wholly owned subsidiary of the Company. The Company issued 1,400,000 shares of its Common Stock (valued at $14,000,000) in consideration of the acquisition; however 900,000 of the shares issued (valued at $9,000,000) are subject to forfeiture, in whole or in part, if the Company's combined property management operations fail to achieve certain profitability criteria on or before the end of the Company's 1999 fiscal year.

In October 1997 the Company sold two Rental Properties. The buyer assumed the mortgages with a carrying value of $2.3 million.

In 1997 and 1996, all interest incurred was expensed. In 1995 the interest incurred on the Rental Properties was capitalized as the properties were Held for Sale, while interest on corporate debt was expensed (SEE NOTE 2).

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Business

            The principal business of Lexford Residential Trust, formerly Lexford, Inc. and Cardinal Realty Services, Inc., and its subsidiaries (the "Company") is the ownership and management of multi-family apartment properties. The Company changed its name in October 1997 to emphasize its new executive and property management personnel and to eliminate the negative stigma associated with the "Cardinal" name due to its bankruptcy filing in 1989. The Company is also involved in the acquisition and redevelopment of multifamily apartment properties. The Company holds an ownership interest in apartment communities either as (i) the sole owner of various limited partnerships or subsidiaries which own apartment communities (the "Rental Properties" or "Wholly Owned Properties"), or (ii) the general partner in various limited partnerships which own apartment communities (the "Unconsolidated Partnerships" or "Syndicated Partnerships"). The Rental Properties and the apartment communities owned by the Unconsolidated Partnerships are collectively referred to as the "Properties". The Company's general partner interests in the Unconsolidated Partnerships ranges from 1.0% to 10.0%, but typically 9.0% to 10.0%. The limited partnership interests in the Unconsolidated Partnerships are substantially all owned by unrelated third party investors. The Company also has receivables, typically in the form of second mortgages, from the Unconsolidated Partnerships that generate a majority of the interest income recognized by the Company.

            The majority of the Properties are located in the midwest and southeast United States, with the heaviest concentrations in Florida, Ohio, Georgia, Indiana, Michigan and Kentucky. The typical Property is comprised of multiple single story buildings with studio, one and two bedroom apartments. Substantially all of the Properties have non-recourse first mortgage indebtedness which is owed to financial institutions. The Company is not dependent for its revenues on any particular Property and the loss of any Property would not be material to the Company's financial position. Geographic distribution of the Properties also minimizes the Company's exposure to local economic conditions.

            The Company has historically engaged in and derived revenues from, two distinct businesses: the real estate investment business in which it owns and operates multi-family residential real estate ("Investment Management" or "Real Estate Investment Business") and the real estate services business ("Management Services" or "Real Estate Services Business") in which it provides fee-based management and other services to multi-family apartment communities, including services to properties in which the Company does not have an ownership interest ("Third Party Owners") and their residents.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 NOTE 1:    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Investment Management

            The objective of the Company's Investment Management division is to maximize the value of its real estate holdings and its returns on real estate investments. The Company performs these functions both with respect to the Rental Properties as well as the Unconsolidated Partnerships. The Company strives to obtain and maintain the best available financing for the Properties and to maximize the Properties' operating performance. The Company evaluates the performance of all real estate holdings to identify investment requirements, under-performing Properties or those that can be sold at an attractive price relative to their performance.

            The Company's Investment Management division, acting in the Company's capacity as general partner of the Unconsolidated Partnerships, provides asset management services to the Unconsolidated Partnerships. In addition, the Company's Investment Management division performs the following services for the accounts of the co-owners (limited partners) of the Unconsolidated
            Partnerships: informational and financial reporting services (including tax return preparation and provision of tax return information to the limited partners) and capital and financial planning (including determination of reserves, funding of capital requirements and administration of capital distributions to partners).

            Management Services

            The Company's Management Services division is charged with the conduct of the Company's property management business. The Company's property management business involves all traditional elements of third party property management including: day-to-day management and maintenance of multi-family residential apartment properties, attracting and retaining qualified residents, collecting rents and other receivables from residents, providing cash management services for rental revenues, security deposits, taxes and insurance and deferred maintenance escrows, and compiling and furnishing information to property owners.

            Effective August 1, 1996, the Company acquired Lexford Properties, Inc. ("Lexford Properties") by merger of a wholly owned subsidiary of the Company with and into Lexford Properties. On that date, Lexford Properties became a wholly owned subsidiary of the Company. Lexford Properties has been engaged in the business of third party property management services to Third Party Owners since commencing business operations in June 1988. Lexford Properties has succeeded to the operation of the Company's Management Services Division.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 NOTE 1:    BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Lexford Properties also operates an adjunct business which the Company refers to as "Preferred Resource" (formerly referred to as Ancillary Services or Preferred Vendor). The Preferred Resource business currently provides assistance to most of the Properties managed by Lexford Properties, in the acquisition of needed parts and supplies and the management of a coordinated buying group enjoying substantial volume discounts. In consideration of these services for the benefit of the Unconsolidated Partnerships, the Company generates income by retaining some portion of discounts earned. In addition, Preferred Resource provides services to residents such as renter's insurance.

            Fresh Start Accounting

            The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 ("The Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the
            extent the non-recourse debt on certain Rental Property assets exceeded the estimated fair value of the Rental Property, the Company reduced the contractual amount of the related non-recourse first mortgage debt by the amounts of the deficiency (the "Mortgage Deficiencies"). The contractual mortgage balance, net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage. In addition, the Plan of Reorganization
            provided  for  the  issuance  of  the  Company's   common  stock  in
            satisfaction of claims. In accordance with the Plan of Reorganization, a total of 6,645,246 shares were issued to satisfy claimants in the bankruptcy case. During 1997, 22,264 shares were released to claimants upon final resolution of all claims.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Lexford Properties Acquisition

            Effective August 1, 1996 the Company acquired Lexford Properties by way of a merger (the "Lexford Merger") of a wholly owned subsidiary of the Company with and into Lexford Properties. The acquisition was accounted for as a purchase. The terms of the Lexford Merger provided that the Company would succeed to the ownership of all of the issued and outstanding stock of Lexford Properties and the shareholders of Lexford Properties would receive 1,400,000 shares of restricted, newly issued Common Stock. For purposes of the Lexford Merger, the Common Stock was valued at $10 per share. $9.0 million, or 900,000 shares, of the purchase price is subject to forfeiture in whole or in part in the event Lexford Properties does not achieve certain profitability criteria by December 31, 1999. These shares are held in escrow pending release or forfeiture. If and when Lexford Properties attains some or all of the profitability criteria the corresponding number of shares (up to all 900,000 shares) subject to forfeiture will be released without contingency and the Company will record the additional purchase price. The Lexford Properties shareholders received 500,000 shares of Common Stock free of contingencies. The 900,000 shares subject to forfeiture are not reflected in the Shareholders' Equity section of the Company's Consolidated Balance Sheets nor in the Consolidated Statements of Shareholders' Equity presented herein (SEE NOTE 14).

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Fair Value of Financial Instruments

            The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB Statement No. 107, Disclosure About Fair Value of Financial Instruments. The fair value of Cash and Funds Held in Escrow is equal to their respective carrying amounts. For Investments in and Advances to Unconsolidated Partnerships, the Company used the Fresh Start accounting methodology used at the Effective Date to estimate the value at December 31, 1997 and 1996, which value approximated $140.3 million and $133.4 million, respectively. Such methodology is generally based on estimates of the fair market value of the apartment communities owned by the Unconsolidated Partnerships, less related indebtedness senior to the Company's investments and advances. The Investments in and Advances to Unconsolidated Partnerships consist substantially of second mortgage loans receivable, whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real estate property and the ultimate timing of repayments of the receivables. Considerable judgment is required in the interpretation of market data to develop estimates of fair value, accordingly, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts (SEE NOTE 3).

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            The carrying value of the amounts comprising the Company's corporate debt as described in Note 4 approximate their fair value based upon the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of accrued interest approximates its fair value.

            As further described in Note 5, at December 31, 1997 mortgages on the Company's Rental Properties in the amount of $142.6 million had contractual balances totaling $150.3 million (resulting in an aggregate Mortgage Deficiency of $7.7 million). Interest rates on the mortgages ranged from 7.0% to 10.0% with rates being fixed on approximately $142.1 million of the contractual balances (SEE NOTE
            5). The Carrying Value of the amounts comprising the mortgages on Rental Properties as described in Note 5, approximate their fair value based upon the Company's borrowing rates for similar types of mortgage debt.

            Basis of Presentation

            The consolidated financial statements include the accounts of Lexford Residential Trust and its wholly owned subsidiaries, and all entities which the Company has majority interest or control. All significant intercompany balances and transactions (except for Fee Based Revenues and related expenses generated from Rental Properties in 1995) have been eliminated in consolidation. Total Revenues from Rental Properties (during the period such properties were held for sale) amounted to $3.6 million for the year ended December 31, 1995. Any gross profit on such revenues has been eliminated in consolidation (SEE NOTE 2).

            Reclassification

            Certain  amounts  in  the  1995  and  1996  Consolidated   Financial
            Statements   have  been   reclassified   to   conform  to  the  1997
            presentation.

            Rental Properties (previously Held for Sale)

            During 1995 and prior years, the Company classified the Rental Properties as Held for Sale. However, based upon mortgage debt that had been restructured with favorable amortization terms, combined with improved net operating income and cash flow performance, management decided to retain the Rental Properties for investment.
            Therefore, commencing January 1, 1996, the Company changed the classification of the Rental Properties and discontinued the Held for Sale accounting treatment. The Rental Properties are carried at lower of cost or fair value and depreciated over their estimated remaining useful lives, typically approximately 30 years, using the straight-line method for financial reporting purposes and tax purposes. The Company capitalizes interior replacement costs and major building exterior improvements, and depreciates the assets over their estimated useful lives ranging from five to 20 years (SEE
            NOTE 2). The Company evaluates its Rental Properties periodically for indicators of impairment, including recurring operating losses and other significant adverse changes in the business climate that affect the recovery of the recorded asset value. If Rental Property is considered impaired, a loss is provided to reduce the net carrying value of the asset to its estimated fair value. Management is not aware of any indicator that would result in any significant impairment loss.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Investments in and Advances to Unconsolidated Partnerships

            Investments in and Advances to Unconsolidated Partnerships represent the Company's general partners' interest and advances to non-controlled partnerships which own multi-family apartment communities. The carrying value represents the allocation of the estimated fair value of the underlying real estate assets as of the Effective Date or, if later, date of purchase or investment and, as described in Note 3, the contractual amounts of the receivables are significantly more than the recorded amounts. These receivables generally include long-term second mortgages and other receivables. In addition, subsequent to the Effective Date, the Company has made advances to the Unconsolidated Partnerships. These advances primarily relate to operating needs and supplemental funding for refinancing transactions, and bear interest at prime plus one percent. Interest is accrued on the recorded values of the second mortgages and certain of the other receivables based upon contractual interest rates, and allowances are provided for estimated uncollectible interest based upon the underlying Properties' net cash flows. In certain instances, cash flow received in excess of accrued second mortgage interest on the recorded values of the second mortgages is recorded as income. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest based upon certain levels of cash flows of certain of the underlying Properties. Also, in the event the underlying Properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, as a general partner and/or a second mortgage holder. The realization of the Investments in and Advances to Unconsolidated Partnerships is dependent on the future operating performance of the Unconsolidated Partnerships.

            Prior to November 1, 1997, the Company accounted for its investments by the cost method. Effective November 1, 1997, based on the Company's board of directors decision to seek to acquire ownership of third party equity interests in substantially all of the Unconsolidated Partnerships, the Company began accounting for its investments on the equity method. The Company's share of net income or loss of the Unconsolidated Partnerships is classified with Fee Based Revenues in the Consolidated Statement of Income (SEE NOTES 3 AND 14).

            In December 1997, the Company purchased a non-controlling interest in certain limited partnerships that have an ownership interest and/or other investments in 15 properties, comprising approximately 3,400 units. The purchase price of $3.3 million is included in Investments in and Advances to Unconsolidated Partnerships at December 31, 1997. The Company is accounting for these investments under the equity method.

            Furniture, Fixtures and Other, Net

            Furniture and fixtures, net of accumulated depreciation of $2.5 million and $1.8 million at December 31, 1997 and 1996, respectively, are recorded at cost and are depreciated over their estimated useful lives ranging from three to 10 years, using the straight-line method for financial reporting purposes and various accelerated or straight-line methods for income tax purposes.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Funds Held in Escrow

            The amounts at December 31, 1997 and 1996 include funds of $6.7 million and $7.0 million, respectively, escrowed by Rental Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits. In addition, the Company is holding $2.0 million and $3.0 million, at December 31, 1997 and 1996, respectively, as funds held primarily for payment of insurance premiums which are collected from the Properties. At
            December 31, 1997 and 1996 the Company's Funds Held in Escrow also includes $3.2 million and $4.0 million, respectively, of funds received from the settlement of litigation brought against the Company's former insurance carrier to prosecute policy claims for termite infestation losses at certain of the Properties. These funds are being used to pay additional litigation costs associated with the Company's prosecution of claims against its former excess coverage insurance carrier. The Company's Other Liabilities includes $1.9 million and $3.4 million at December 31, 1997 and 1996, respectively, representing the settlement proceeds from the litigation allocable to certain Unconsolidated Partnerships.

            Revenue Recognition

            Rental revenue is recognized as income in the period earned.

            Intangible Assets

            Intangible Assets at December 31, 1997 and 1996 is primarily comprised of goodwill and management contracts, net of accumulated amortization of approximately $816,700 and $129,600, respectively. In 1997, the Company acquired management contracts on a group of affiliated properties for $1.7 million. The goodwill and management contracts related to the Lexford Properties Acquisition is being amortized on the straight line basis over 25 years and 10 years, respectively. In the third quarter of 1997, the Company recorded a charge of approximately $364,000 as an amortization adjustment to the value assigned to the third party management contracts acquired with the Lexford Properties Acquisition. The adjustment was based upon the significant decline in the number of third party management contracts. The management contracts purchased in 1997 are being amortized on the straight line basis over seven years.

            Intangible Assets also includes deferred financing costs at December 31, 1997 and 1996 of $2.5 million and $2.7 million, respectively. The costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            Earnings Per Share

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform with the Statement 128 requirements. Also see Note 14 - Subsequent Events regarding two for one stock exchange.

            The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common stock and stock options with dilutive potential.


                                                                       1997               1996               1995
                                                                  ---------------    ---------------   ----------------
Numerator for Basic and Diluted Earnings Per Share:
     Income before Extraordinary Items                            $     3,386,112    $     5,370,230   $      4,292,713
     Extraordinary Item                                                  (180,534)        (1,614,356)           804,022
                                                                  ---------------    ---------------   ----------------
     Net Income                                                         3,205,578          3,755,874          5,096,735
                                                                  ===============    ===============   ================

Denominator:
     Denominator for Basic Earnings Per Share -
     Weighted Average Shares                                            8,071,970          7,537,298          7,256,100
     Effect of Dilutive Securities:
         Stock Options                                                    171,862            192,166            260,956
         Time Vesting Restricted Stock Awards                              70,084             95,210             69,000
                                                                  ---------------    ---------------   ----------------
     Dilutive Potential Common Shares                                     241,946            287,376            329,956
                                                                  ---------------    ---------------   ----------------

     Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares                                   8,313,916          7,824,674          7,586,056
                                                                  ===============    ===============   ================

Basic Earnings Per Share:
     Income Before Extraordinary Item                             $          0.42    $          0.71   $           0.59
     Extraordinary Item                                                     (0.02)             (0.21)              0.11
                                                                  ---------------    ---------------   ----------------
     Net Income                                                   $          0.40    $          0.50   $           0.70
                                                                  ===============    ===============   ================

Diluted Earnings Per Share:
     Income Before Extraordinary Item                             $          0.41    $          0.69   $           0.56
     Extraordinary Item                                                     (0.02)             (0.21)              0.11
                                                                  ---------------    ---------------   ----------------
     Net Income                                                   $          0.39    $          0.48   $           0.67
                                                                  ===============    ===============   ================

                           LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 1:     BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

            In August, 1996, the Company issued 1,400,000 shares of Common Stock in connection with the Lexford merger, 900,000 shares of which remain subject to forfeiture in whole or in part. The 900,000 shares subject to forfeiture are contingent upon achieving certain profitability criteria. The 900,000 contingent shares are excluded from the weighted average shares outstanding because profitability criteria have not been met (SEE "LEXFORD PROPERTIES ACQUISITION").

            The weighted average shares outstanding excludes 267,334 shares of Common Stock awarded to certain officers which vesting is contingent upon the Company achieving certain performance criteria that were not met as of December 31, 1997. In addition, weighted average stock options for 8,000 shares were excluded from weighted average shares outstanding since the exercise price exceeded the average stock price. For additional disclosures regarding outstanding employee stock options, SEE NOTE 7.

            In February 1997, the Company retired approximately 420,600 shares that were previously held as treasury shares.

NOTE 2:     RENTAL PROPERTIES

            During 1995 and prior years, the Company had attempted to market and sell the Rental Properties and classified the Rental Properties as Held for Sale. While the Rental Properties were held for sale, the results of operations from the Rental Properties were credited to the carrying value of the real estate and no revenues, operating expenses or depreciation were included in the Consolidated Statements of Income. Cash flows from the Rental Properties prior to 1996 were classified as Cash Flow Provided by Investing Activities. Commencing January 1, 1996, based upon management's decision to retain the Rental Properties for investment, the operations, including a provision for depreciation, of the Rental Properties have been fully consolidated in the Company's Consolidated
            Statements  of  Income.  Further,  the  cash  flows  of  the  Rental
            Properties have been reclassified as Cash Flows Provided by Operating Activities.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 2:     RENTAL PROPERTIES (cont'd)

            Condensed combined balance sheets, with intercompany payables and receivables eliminated, of the Company's 111 and 113 Rental
            Properties as of December 31, 1997 and 1996, respectively, are as follows:

                                                                          1997                   1996
                                                                   ------------------    -----------------
                              ASSETS
Net Rental Properties                                              $      152,217,430    $     157,091,545
Cash                                                                        2,619,761            3,322,494
Accounts Receivable                                                           817,948              324,772
Funds Held in Escrow                                                        6,689,337            6,980,142
Intangible Assets                                                           2,492,029            2,721,365
Prepaids and Other                                                            310,292              832,132
                                                                   ------------------    -----------------
                                                                   $      165,146,797    $     171,272,450
                                                                   ==================    =================

                      LIABILITIES AND EQUITY
Non Recourse Mortgages Payable:
   Contractual                                                     $      150,284,725    $     157,381,603
   Mortgage Deficiency                                                     (7,647,851)          (9,325,586)
                                                                   ------------------    -----------------
                                                                          142,636,874          148,056,017
Accounts Payable                                                              561,203            1,160,426
Accrued Interest and Real Estate Taxes                                      2,825,450            2,961,795
Other Accrued Expenses                                                      1,175,438            1,337,083
Other Liabilities                                                             959,987              683,202
                                                                   ------------------    -----------------
                                                                          148,158,952          154,198,523
Equity                                                                     16,987,845           17,073,927
                                                                   ------------------    -----------------
                                                                   $      165,146,797    $     171,272,450
                                                                   ==================    =================

            Condensed consolidated statement of income of the 116 Rental Properties while Held for Sale, including intercompany expenses, for the year ended December 31, 1995 is as follows:


                                                                                                1995
                                                                                        ------------------
Rental Revenues                                                                         $       40,000,678
Operating Expenses                                                                             (18,691,062)
                                                                                        ------------------
   Net Operating Income                                                                         21,309,616

Improvements and Replacement Expense                                                            (2,213,586)
Improvements and Replacement Expense funded from Escrows                                        (1,746,156)
Interest Expense (contractual interest of approximately $14,562,000)                           (13,549,258)
Other Expenses                                                                                  (1,464,630)
Reorganization Expenses                                                                            (96,227)
                                                                                        ------------------
   Income, less expenses, excluding depreciation                                        $        2,239,759
                                                                                        ==================

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 3:     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

            The Investments in and Advances to Unconsolidated Partnerships net of allowances of $2.6 million and $1.6 million, respectively, are comprised of the following major components:

                                                  1997               1996
                                             ---------------    --------------
Second Mortgage Notes                            $35,778,288       $36,450,176
Advances, since the Effective Date                14,770,765        14,271,906
Investments in Unconsolidated Partnerships         3,395,474                 0
Other, including accrued interest                  3,166,847         3,888,339
                                             ---------------    --------------
                                                 $57,111,374       $54,610,421
                                             ===============    ==============

            The majority of the second mortgage notes bear interest at 6%. Interest income is accrued based upon the Fresh Start value of the second mortgage notes, as described in Note 1. The advances currently bear interest at prime plus 1%. At December 31, 1997 and 1996, the contractual obligations of the Unconsolidated Partnerships on account of second mortgages, advances and other payables, including related interest, aggregated $232.5 million and $238.7 million, respectively. Amounts due under second mortgages are collateralized substantially by all the real estate assets of the Unconsolidated Partnerships and are subordinate to the first mortgage debt. There can be no assurance that the Company will collect the full carrying value of, or any additional contractual balances owing under, these receivables.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 3:     INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS(cont'd)

            Following is a summary of financial position and results of operations of the 394 Unconsolidated Partnerships at December 31, 1997 and 406 Unconsolidated Partnerships at December 31, 1996 and 1995. The presentation does not include data for 15 additional Unconsolidated Partnerships in which the Company made initial investments in December 1997 (SEE NOTE 1 - "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS")


                                                           1997                  1996                 1995
                                                    -------------------   -------------------  -------------------

Real Estate Assets, Net                             $       394,138,048   $       413,430,542  $       427,165,373
Cash, Funds Held in Escrow and
   Resident Receivables                                      32,117,034            35,821,876           33,579,786
Other Assets                                                 12,721,170            14,650,648           11,610,306
                                                    -------------------   -------------------  -------------------
   Total Assets                                     $       438,976,252   $       463,903,066  $       472,355,465
                                                    ===================   ===================  ===================

Non Recourse Mortgage Debt                                  437,235,691           456,926,896          457,388,544
Other Liabilities                                            21,613,975            25,175,139           20,499,327
Amounts Due to the Company                                  232,511,337           238,676,999          237,098,604
                                                    -------------------   -------------------  -------------------
                                                    $       691,361,003   $       720,779,034  $       714,986,475
                                                    -------------------   -------------------  -------------------
   Net Deficit                                      $      (252,384,751)  $      (256,875,968) $      (242,631,010)
                                                    ===================   ===================  ===================

Rental and Other Revenues                           $       123,922,337   $       122,712,181   $      117,213,041
                                                    ===================   ===================  ===================
Net Loss                                            $        (5,019,247)  $       (13,732,614)  $      (12,482,318)
                                                    ===================   ===================  ===================

Company's Share of Loss (Equity Method)
   November 1 through December 31, 1997             $           (80,644)
                                                    ===================



            Prior to November 1, 1997 and during 1996 and 1995 the Company's share of loss relating to its investment in Unconsolidated Partnerships was not recorded because the Company accounted for the investment under the cost method (SEE NOTE 1).

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4:     CORPORATE DEBT

            Corporate debt consisted of the following at December 31, 1997 and 1996:


                                                                               1997                      1996
                                                                      ----------------------    ----------------------
Amended and Restated Revolving Credit Facility
   principal payable March 30, 2000;
   interest payable monthly in arrears
   at Prime minus 1% (7.5% for 1997)                                  $            2,572,092    $                    0
Reducing Balance Revolving Credit
   Agreement - amended in 1997                                                             0                 9,110,816
Acquisition Term Debt - principal and interest in monthly
   installments of $139,435 through March 31, 2001; interest
   at a fixed rate of 7.25%                                                        4,733,283                 6,007,232
Other notes payable                                                                   56,307                   145,220
                                                                      ----------------------    ----------------------
                                                                      $            7,361,682    $           15,263,268
                                                                      ======================    ======================

            On September 30, 1997 the Company entered into an Amended and Restated Loan and Security Agreement with the Provident Bank ("Bank"). The new revolving credit facility ("Facility"), is for $35 million and represents an increase to and replacement of the former Provident revolving credit facilities and commitments ("Former Lines"), consisting of a $3 million working capital revolving credit facility ("Working Capital Line"), and a $22 million reducing balance revolving line ("Reducing Line") and a committed $10 million acquisition line ("Acquisition Line"). The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to reduce the Facility and convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans under the Facility bear interest equal to the Bank's prime rate of interest, currently 8.5%, minus 1%. The Facility and Acquisition Term Debt continues to be secured by all of the Company's assets, subject to the interest of the first mortgage holder on non recourse mortgage debt of the Rental Properties. At December 31, 1997 the Company had unrestricted credit availability of approximately $31.7 million. This amount is net of $767,400 restricted for unfunded stand-by letters of credit for 1997.

            The Company's loan agreements contain restrictive covenants, including but not limited to, the maintenance of certain net worth, financial ratios, certain restrictions on incurrence of additional debt and certain restrictions on acquisitions.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 4:     CORPORATE DEBT (cont'd)

            The Company's annual long-term debt maturities following December 31, 1997 are:



                       1998              $         1,419,915
                       1999                        1,503,254
                       2000                        4,162,150
                       2001                          276,363
                                         -------------------
                                         $         7,361,682
                                         ===================

NOTE 5:     NON RECOURSE MORTGAGES

            In  connection  with Fresh Start  reporting as further  described in
            Note 1, mortgages on Rental Properties were restated to their estimated fair value as of the Effective Date. The contractual principal balances of the mortgages on Rental Properties exceed the carrying values by $7.7 million and $9.3 million at December 31, 1997 and 1996, respectively. The mortgages are non recourse, are collateralized by the Rental Properties (generally on a single Rental Property by Rental Property basis, although a portfolio of mortgages on 26 Rental Properties are cross-collateralized and cross-defaulted) and are payable over periods through 2007. At December 31, 1997 contractual interest rates ranged from 7.0% to 10.0% with fixed rates on approximately $142.1 million of the outstanding contractual mortgage balances. Interest expense is recorded using the effective interest method based upon the carrying value of the mortgage debt. The weighted average effective interest rate was 8.63% at December 31, 1997. The weighted average contractual interest rate and term to maturity on the mortgages on Rental Properties, was 8.61% and 6.2 years at December 31, 1997. The annual debt service requirement was $15.2 million at December 31, 1997. In addition, ten Rental Properties have second mortgage debt totaling $1.5 million at December 31, 1997, that requires the application of all excess cash flow from operations to be applied to the outstanding principal on such debt. The range of interest rates and related carrying amounts of mortgages payable at December 31, 1997 is as follows:


      Contractual                    Contractual                Carrying
           Rate                        Balance                    Value
----------------------------  -----------------------   -----------------------
       Less than 8.0%         $            15,979,531   $            14,351,759
        8.01% - 9.0%                      120,960,409               116,421,071
      More than 9.01%                      13,344,785                11,864,044
                              -----------------------   -----------------------
                              $           150,284,725   $           142,636,874
                              =======================   =======================

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 5:     NON RECOURSE MORTGAGES (cont'd)

            Minimum estimated repayment requirements of mortgages for the next five years based upon the contractual principal balances are as follows:



                                     Contractual
                                       Amounts
                                  -------------------
                     1998        $        10,009,959
                     1999                  4,738,553
                     2000                  7,408,432
                     2001                 22,365,496
                     2002                  9,072,499
               Thereafter                 96,689,786
                                 -------------------
                                 $       150,284,725
                                 ===================

NOTE 6:     EXTRAORDINARY ITEM - REFINANCED MORTGAGE DEBT

            During 1997, the Company refinanced mortgages on six Rental Properties. Mortgage indebtedness on these Rental Properties, with a contractual value of approximately $7.4 million and a Carrying Value of approximately $7.1 million, was refinanced with mortgages bearing a fixed rate of interest ranging from 7.45% to 9.03%, with 25 year amortization and ten year maturities. Annual debt service on the affected Rental Properties decreased approximately $18,000. An extraordinary non-cash loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Rental Properties. The loss arose from the mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages (SEE NOTE 1).

            The refinancing of mortgages on the Unconsolidated Partnerships generated loan fee revenue of approximately $130,000 in 1997 as compared to $752,000 and $886,000 in 1996 and 1995, respectively. The fees were based upon a graduated percentage of the new loan amounts and are classified with Fee Based Revenue in the Consolidated Statements of Income.

            In 1996 and 1995, the Company completed modification or refinancing transactions on Rental Properties and Unconsolidated Partnerships which resulted in an extraordinary non-cash loss of $1.6 million, net of tax benefits in 1996 and an extraordinary gain on discharge of indebtedness net of closing costs reserves and taxes of approximately $804,000 in 1995. The loss arose from those mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgage (SEE NOTE 1).

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:     STOCK BASED COMPENSATION

            The company provides stock based compensation to employees and non-employee directors including stock options, stock awards and stock in lieu of cash payments under various plans and contractual arrangements.

            Performance Equity Plan

            In October 1997, the shareholders of the Company approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted stock awards to certain officers and non-employee directors. The Performance Plan has a three year term (1997 through 1999), with increasing performance goals associated with each year of the term. A total of 636,000 shares of restricted Common Stock are available for grants. On October 7, 1997 the Compensation Committee of the Company's Board of Directors authorized restricted stock grants for the full 636,000 shares. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. The performance goals are stated as percentage increases over base line amounts established, and as defined, in the Performance Plan approved by shareholders. Any awards that remain non-vested after the third year will be forfeited.

            In 1997, 424,000 shares awarded under the Performance Plan vested upon achievement of the performance goals. The vesting of these shares resulted in a non-cash charge in the fourth quarter of 1997 of approximately $6.3 million.

            Incentive Equity Plan and Other Stock Compensation

            The Company also has an Incentive Equity Plan (the "Incentive Plan"), that was established in 1992 and amended with shareholder approval in 1995, that authorizes the Company's issuance of stock in connection with stock options and restricted stock awards. The
            Incentive Plan, which benefits officers, key employees and non-employee directors, authorized approximately 1,182,000 shares for officers and key employees and approximately 280,400 shares for non-employee directors. At December 31, 1997, 287,036 shares remain available for officers and key employees and approximately 64,400 shares remain available for grants of stock options to non-employee directors. The shares of stock available for future options and awards may be granted at the discretion of the Company's Board of Directors or its Compensation Committee. Approximately 496,800 of the 895,200 shares or options previously issued under the Equity Plan are held by officers and key employees currently employed by the Company and all of the non-employee director shares or options issued are held by individuals currently serving as directors.

            In 1997, the Company granted to officers and key employees stock options for the purchase of 72,550 shares, 15,000 shares of restricted stock, and 18,000 shares of stock with vesting contingent on certain Company performance criteria. In addition, stock options for the purchase of 32,000 shares, and 4,000 shares of restricted stock were granted to non-employee directors in 1997. In addition, certain officers and key employees received 8,620 shares of stock in lieu of cash compensation in 1997 and 150,800 shares were issued under employment agreements.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 7:     STOCK BASED COMPENSATION (cont'd)

            In 1996, the Company granted stock options for 152,000 shares, including 32,000 to non employee directors, restricted stock awards for 99,000 shares and deferred stock awards for 76,000 shares. The restricted stock awards included up to 35,000 shares as a Company match of shares if purchased by officers by April, 1997, and 64,000 shares which vest ratably over time. The deferred stock awards vest upon achievement of specified performance criteria.

            The shares authorized under the Incentive Plan in 1992 were provided for in the Plan of Reorganization, prior to the Effective Date. Therefore these shares were deemed awarded prior to the Effective Date with no compensation expense recorded for periods subsequent to the Effective Date. Awards of shares provided for in the amendment to the Incentive Plan in 1995, depending on the nature of the award, may be reflected as compensation over the vesting period. Compensation expense resulting from transactions under this plan and other stock compensation arrangements was $842,600 and $207,500 for 1997 and 1996, respectively, in addition to the non cash charge recorded for the Performance Plan. There was no stock compensation expense in 1995. The weighted average per share value at grant date of the restricted and deferred stock awards was $14.68 and $9.29 for 1997 and 1996, respectively.

            In 1996, the shareholders of the Company approved the director restricted stock plan (the "Director Plan") that provides for compensation earned by the directors to be paid, at the option of the Directors, in whole or in part, in shares of stock in lieu of cash fees. The Director Plan authorized 100,000 shares, of which approximately 66,800 shares remain available at December 31, 1997. In 1997 and 1996 the Company recorded compensation expense of $276,800 and $118,400, respectively, related to the Director Plan.

            Stock Option Valuation

            The  Company  has  elected  to follow  Accounting  Principles  Board
            Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock options, because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

            Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using Black-Scholes option pricing model.

            The following assumptions were utilized in the pricing model: a weighted average risk free interest rate of 5.6% in 1997 and 6.5% in 1996 and 1995; dividend yield of one percent; volatility factors of the expected market price of the Company's common stock of 0.248 in 1997 and 0.236 in 1996 and 1995; and a weighted average expected life of 6.3 years in 1997, seven years in 1996 and eight years in 1995.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 7:     STOCK BASED COMPENSATION (cont'd)

            The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information follows:


                                          1997           1996           1995
                                      ------------- -------------- -------------
Pro forma net income                  $   3,026,754 $    3,629,797 $   5,090,716
                                      ============= ============== =============
Pro forma basic earnings per share    $        0.37 $         0.48 $        0.70
                                      ============= ============== =============
Pro forma diluted earnings per share  $        0.36 $         0.46 $        0.67
                                      ============= ============== =============

            The following table summarizes the Company's stock option activity, and related information for the years ended December 31, 1997, 1996 and 1995 (in thousands except for exercise prices):


                                                        1997                   1996                      1995
                                                 -------------------  ----------------------    ----------------------
                                                          Weighted                Weighted                  Weighted
                                                            Ave.                    Ave.                      Ave.
                                                          Exercise                Exercise                  Exercise
                                                 Options    Price      Options      Price        Options     Price
                                                 -------------------  ---------- -----------    --------- ------------
Options outstanding at beginning of year              352      $5.45         270       $2.05          270        $1.17
                                                 -------------------  ---------- -----------    --------- ------------
     Options granted                                  104     $12.27         152       $9.44           35        $8.63
     Options exercised                                (18)     $2.07         (68)      $0.90          (31)       $1.14
     Options forfeited                                 (4)     $9.59          (2)      $1.31           (4)       $1.31
                                                 -------------------  ---------- -----------    --------- ------------
 Options outstanding at end of year                   434      $7.20         352       $5.46          270        $2.05
                                                 ===================  ========== ===========    ========= ============

 Options exercisable at end of year                   234      $4.17         176       $2.60          192        $1.11
                                                 ===================  ========== ===========    ========= ============
 Weighted Ave.  Fair Value of Options                          $4.15                   $3.19                     $3.42
      Granted during the Year                            ===========             ===========              ============


                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 NOTE 7:    STOCK BASED COMPENSATION (cont'd)

            Options awarded have an exercise price equal to or greater than the market price of the Common Stock at the time of the award, and are subject to vesting schedules as determined by the Company's Board of Directors or its Compensation Committee. The options granted expire, if not exercised, ten years from the date on which the option was granted. Exercise prices for options outstanding as of December 31, 1997 ranged from $0.71 to $15.50 per share with a weighted average remaining term of 7.3 years. At December 31, 1997, there were options outstanding to purchase approximately 152,000 shares at an exercise price less than $5 and approximately 282,000 shares at an exercise price in excess of $5.

 NOTE 8:    INCOME TAXES

            The Company and its subsidiaries file a consolidated Federal income tax return. For financial reporting purposes, the Company follows FASB Statement No. 109 ("FASB 109"). In accordance with FASB 109, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carry forwards and other temporary differences that existed at the time Fresh Start reporting was adopted are reflected as an increase to Additional Paid-in Capital in the period in which they were realized.

            The provision for income taxes in the Consolidated Statements of Income (including amounts applicable to extraordinary items) is as follows:


                                                 Years Ended
                              --------------------------------------------------
                                    1997             1996              1995
                              ---------------  ----------------  ---------------
 Current:
     Federal                   $            0   $             0   $       50,000
     State                            380,000           250,000          314,000
 Amounts not payable in cash        1,694,000         2,151,000        2,866,000
                              ---------------  ----------------  ---------------
                               $    2,074,000   $     2,401,000   $    3,230,000
                              ===============  ================  ===============

            The Company's actual income tax payments for the years 1997, 1996 and 1995 were significantly less than the total provision for income taxes because of available net operating loss carry forwards and other tax benefits. The amounts included in the provision for taxes for which no amounts were payable in cash are set forth in the table above.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

 NOTE 8:    INCOME TAXES (cont'd)

            The effective income tax rates varied from the federal statutory rates as follows:


                                               1997         1996         1995
                                           ------------ ------------ -----------
 Federal Tax provision at statutory rates $ 1,787,000 $ 2,094,000 $ 2,832,000 State Income Taxes, Net of Federal Income
    Tax Benefit                                 251,000      165,000     207,000
 Other Permanent Differences                     36,000      142,000     191,000
                                           ------------ ------------ -----------
                                           $  2,074,000 $  2,401,000 $ 3,230,000
                                           ============ ============ ===========
 Effective Income Tax Rate                        39.3%        39.0%       38.8%
                                           ============ ============ ===========

            Significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 1997 and 1996:

                                                                                  (000s omitted)
                                                                          ------------------------------
                                                                               1997             1996
                                                                          --------------   -------------
Deferred Tax Assets and Other:
  Net operating loss carry forwards and other carry forwards              $       22,000   $      19,000
  Suspended passive activity losses                                               34,000          38,000
  Tax basis of assets in excess of Fresh Start estimated fair values              11,000          39,000
                                                                          --------------   -------------
                                                                                  67,000          96,000
                                                                          --------------   -------------
Less: valuation allowance                                                        (31,000)        (24,000)
                                                                          --------------   -------------
                                                                          $       36,000   $      72,000
                                                                          ==============   =============

Deferred Tax Liabilities:
  Negative capital accounts                                               $       33,000   $      41,000
  Tax basis of liabilities in excess of related Fresh Start
      estimated fair values                                                        3,000           3,000
  Tax basis of assets less than related Fresh Start estimated fair values              0          28,000
                                                                          --------------   -------------
                                                                          $       36,000   $      72,000
                                                                          ==============   =============

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 8:     INCOME TAXES (cont'd)

            The valuation reserve against deferred tax assets has been reduced by amounts equivalent to the portions of the tax provisions which are not payable in cash. Corresponding increases have been made to Additional Paid-in Capital.

            As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described below, the Company has provided a valuation allowance for the remaining excess of the net deferred tax assets as of December 31, 1997 and 1996.

            In addition to regular corporate income tax, corporations are subject to an alternative minimum tax liability to the extent alternative minimum tax exceeds regular tax. The Company will record an alternative minimum tax liability in the year that events and transactions create an alternative minimum tax which is probable of being paid and can be reasonably estimated by the Company. As of December 31, 1997, the Company has estimated that it has net operating loss ("NOL") carry forwards for tax purposes of approximately $64.9 million which if not utilized, expire in the years 2001 through 2013. In the event that current or future 5% shareholders (as defined by the Internal Revenue Code) acquire or dispose of shares, over a defined time period, representing in the aggregate 50% or more of the Company's outstanding shares, a limitation on the use of NOL carry forwards will occur. The Company has also estimated that it has approximately $101.3 million in suspended passive activity losses ("PALs") which may be available to offset future passive and active income. In December 1997 the Company's Board of Directors accelerated the scheduled termination date of transfer restrictions with respect to the sale of the Company's stock. This provision was originally included in the Company's Restated Articles of Incorporation (which, in turn, were included within the Plan of Reorganization) to prevent the potential for an ownership change that would otherwise result in a limitation in the Company's ability to utilize net operating and passive loss carryforwards. As contemplated under the Restated Articles of Incorporation, the Board determined that the transfer restriction was no longer necessary. The Company's determination of its NOLs, PALs, and other tax attributes, as well as its ability to utilize them to reduce taxable income is subject to uncertainties. Although the Company believes that its determinations concerning its tax attributes are supportable under applicable tax laws, there can be no assurance that taxing authorities, upon examination will not argue to the contrary.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 9:     NONRECURRING COSTS

            In 1997, the Company incurred Nonrecurring Costs totaling approximately $827,000. Approximately $400,000 of the charge was due to costs related to the elimination of overlapping functions between Lexford Properties and the Company's previous management services operations. In the second half of 1997 the Company recorded a charge of approximately $427,000 primarily related to costs incurred for the Form S-11 filing for the proposed spinoff of the Company's Rental Properties. The Company has withdrawn this filing as it has determined to maintain its ownership interests in the Rental Properties and seek to qualify as a REIT under the Internal Revenue Code (SEE NOTE 14). At December 31, 1997, the Company had deferred REIT organization costs of approximately $808,000. These costs are included in Prepaids and Other on the Consolidated Balance Sheet.

            In 1995, the Company implemented a corporate restructuring plan and initiated further restructuring in 1996. The Company recorded a charge of approximately $243,000 and $1.5 million in 1996 and 1995, respectively, related to the costs of the restructuring, principally severance and separation costs. Approximately 26 employees were released as a result of the restructurings in 1995 and 1996. In 1996 the Company paid $1.7 million of costs related to the 1995 and 1996 restructuring.

NOTE 10:    COMMITMENTS AND CONTINGENCIES

            Office and Operating Leases

            The Company leases corporate office space under an operating lease which expired in October, 1997 and was extended on a month to month basis beginning November 1, 1997. The Company has an option for five additional terms of three years each. The Company is responsible for the payment of insurance, real estate taxes and operating expenses of the leased facility (SEE NOTE 12). The Company entered into an operating lease for its executive offices which expires December,
            2004. Lexford Properties leases office space in four cities to support its third party management operations. Annual rental requirements are approximately $463,000 in 1998, $282,000 in 1999, $109,000 in 2000, $102,000 in 2001, $108,000 in 2002 and $235,000
            thereafter. The Company also leases various equipment and software, typically over five years, and management offices under operating leases which generally have remaining terms of less than one year. The equipment and software rental requirements are approximately $322,000 in 1998, $231,000 in 1999, $13,200 in 2000 and $12,000 in
            2001. Rent expense for the years ended December 31, 1997, 1996, and 1995, was approximately $1,122,000, $749,000, and $512,000, respectively.

            Mortgage Notes

            In December 1997, the Company entered into a mortgage purchase agreement with a financial institution wherein the lender agreed to purchase outstanding mortgage notes with a balance of $4.8 million on certain Unconsolidated Partnerships. As part of the agreement, the financial institution has a put option whereby the Company has agreed to purchase the mortgage notes at a discounted amount of $3.6 million.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 10:    COMMITMENTS AND CONTINGENCIES (cont'd)

            Litigation

            The Company is involved in various legal actions arising out of the normal course of its business. Management of the Company, based upon knowledge of facts and the advice of counsel, believes potential exposure to loss from legal actions should not result in a material adverse effect on the Company's consolidated financial position.

NOTE 11:    RETIREMENT PLAN

            The Company maintains the Cardinal Realty Services, Inc. Savings Plan (the "Savings Plan") under section 401(k) of the Internal Revenue Code (the "Code"), to which participants may contribute a percentage of their base pay and overtime earnings up to limits established by the Code. The Savings Plan was amended and restated, effective July 1, 1993, to (i) provide for discretionary matching contributions by the Company, (ii) provide for immediate vesting in all Company contributions and (iii) allow loans to participants. Effective December 31, 1995 the Savings Plan was amended to exclude highly compensated employees. Effective July 1, 1996, the Savings Plan was amended to include employees at the Properties as participants, increase the Company match and to allow highly compensated employees to participate in the Plan. The Company contribution amounts to 1% of wages for every 2% of wages contributed by a participant up to a maximum of the lesser of 3% of wages or $2,000 per year. In 1997, 1996, and 1995, the Company's cash contributions amounted to approximately $126,400, $134,000, and $92,000, respectively. The Company's cash contributions are then invested in Company stock held by the Savings Plan Trustee.

NOTE 12:    RELATED PARTY TRANSACTIONS

            The Company is the sole beneficial equity owner of all Rental Properties and is a general partner in the Unconsolidated Partnerships. The Company also serves as the management company for substantially all of the Properties and provides various ancillary services, including a Preferred Resource purchasing program to the Properties and renter's insurance to residents. The Company's fee based revenue, and interest income are derived primarily from Properties affiliated with the Company. Approximately $1.9 million and $4.1 million of the Company's accounts receivable are due from the Unconsolidated Partnerships as of December 31, 1997, and 1996, respectively.

            The Company advanced, net of amounts repaid, to Unconsolidated Partnerships approximately $992,000, $2.6 million, and $8.6 million in 1997, 1996 and 1995, respectively. The majority of the advances relate to operating needs and advances to facilitate the refinancing of the mortgages on the Properties as described in Note 6. Effective October 1, 1995, in conjunction with the favorable terms the Company achieved on its credit facility, the interest rate on these advances was revised to prime plus one percent from principally prime plus six percent. The interest rate on advances may be adjusted in the future based on prevailing market rates.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 12:    RELATED PARTY TRANSACTIONS (cont'd)

            An outside director of the Company is a partner in the law firm which serves as outside general counsel to the Company. Legal fees paid related to services provided to the Company by this law firm were approximately $981,000 in 1997, $286,000 in 1996 and $255,000
            in 1995. The Company had accrued expenses of approximately $176,000 and $105,000 to this law firm at December 31, 1997 and 1996, respectively. In addition, legal fees paid related to debt restructuring and refinancing services provided by this law firm to the Rental Properties and Unconsolidated Partnerships were approximately $99,000 in 1997, $523,000 in 1996, and $739,400 in
            1995.

            Another outside director of the Company has an ownership interest in the lessor of the office facility that houses the Company's operations (SEE NOTE 10).

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 13:      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              First              Second               Third              Fourth
                                                             Quarter             Quarter             Quarter            Quarter
                                                         ---------------    -----------------   ------------------  ----------------
Revenues
     1997                                                $    16,830,272    $      17,524,626   $       18,231,947  $    17,780,646
     1996                                                $    14,689,011    $      14,711,256   $       15,709,041  $    20,191,682
Income/(loss) before Extraordinary Item
     1997                                                $     1,276,038    $       1,655,497   $        1,840,975  $    (1,386,398)
     1996                                                $     1,091,350    $         757,284   $          887,034  $     2,634,562
Extraordinary Item, net of Income Taxes
     1997                                                $             0    $        (180,534)  $                0  $             0
     1996                                                $             0    $               0   $                0  $    (1,614,356)
Net Income/(Loss)
     1997                                                $     1,276,038    $       1,474,963   $        1,840,975  $    (1,386,398)
     1996                                                $     1,091,350    $         757,284   $          887,034  $     1,020,206
Earnings per share:<F1>
Basic
     Income/(Loss) before Extraordinary Item
          1997                                           $          0.16    $            0.21   $             0.23  $         (0.16)
          1996                                           $          0.15    $            0.10   $             0.12  $          0.34
     Extraordinary Item
          1997                                           $          0.00    $           (0.02)  $             0.00  $          0.00
          1996                                           $          0.00    $            0.00   $             0.00  $         (0.21)
     Net Income/(Loss)
          1997                                           $          0.16    $            0.19   $             0.23  $         (0.16)
          1996                                           $          0.15    $            0.10   $             0.12  $          0.13
Diluted
     Income/(Loss) before Extraordinary Item
          1997                                           $          0.16    $            0.20   $             0.22  $         (0.16)
          1996                                           $          0.14    $            0.10   $             0.11  $          0.32
     Extraordinary Item
          1997                                           $          0.00    $           (0.02)  $             0.00  $          0.00
          1996                                           $          0.00    $            0.00   $             0.00  $         (0.20)
     Net Income/(Loss)
          1997                                           $          0.16    $            0.18   $             0.22  $         (0.16)
          1996                                           $          0.14    $            0.10   $             0.11  $          0.13

<F1>      The 1996 and the  first  three  quarters  of 1997  Earnings  per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Also see Note 14 - Subsequent Events regarding two for one stock exchange.

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

NOTE 14:    SUBSEQUENT EVENTS

            In December 1997, the Company announced that it would seek to qualify and elect to be taxed as a REIT in 1998. In connection with this decision, the Company established a new entity known as Lexford Residential Trust (the "Trust") and in January 1998 caused the Trust to file a Form S-4 Registration Statement with the Securities and Exchange Commission relating to the proposed merger of the Company with and into the Trust. The Trust expects to be taxed as a REIT. On March 3, 1998, the shareholders of the Company approved the merger of the Company with and into the Trust. The terms of the merger transaction provide that each share of the Company's common stock be canceled and converted to two common shares of beneficial interest in the Trust. The merger became effective on March 18, 1998. Shareholders of the Company who did not vote in favor of the merger were entitled to exercise dissenter's rights through March 13, 1998. As of March 18, 1998 the Company had not received notice of the exercise of any such dissenter's rights. All share and earnings per common share amounts disclosed in the Consolidated Financial Statements and the notes thereto have been restated giving retroactive effect to the two for one stock exchange.

            In connection with the Company's decision to elect REIT status, the Company initiated a plan ("the Consolidation Plan"), the purpose of which was to minimize third party interests in the entities owning the Unconsolidated Partnerships. As of March 3, 1998, the Company has acquired the entire third party ownership interests in 287 Unconsolidated Partnerships (the "Consolidating Properties"). The Company has made cash payments to former partners of the 287 Unconsolidated Partnerships totaling $21.3 million. The Company intends to pursue the acquisition of the third party interests in all or a substantial portion of the remaining Unconsolidated Partnerships. The Consolidation Plan will significantly change the financial statements of the Company. The Investments in and Advances to Unconsolidated Partnerships of $57.1 million at December 31, 1997, and the related interest income derived from such investments and Fee Based Income earned from managing the properties will be almost entirely eliminated as the formerly Unconsolidated Partnerships are consolidated in the financial statements of the Company. In addition, upon qualification and maintaining REIT status, the Company will no longer record a provision for income taxes.

            On March 13, 1998,  the Company  negotiated  a  settlement  with the prior shareholders of Lexford Properties whereby 300,000 of the 900,000 shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 shares (see Note 1 "Lexford Properties Acquisition"). The agreement was a result of the Company's decision to elect REIT status which would impact the third party management business and the ability of Lexford Properties to achieve the profitability criteria necessary for the release of the shares subject to forfeiture. The release of the 300,000 shares will result in a $3.0 million charge in the first quarter of 1998.

                                                                     SCHEDULE II

                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                        VALUATION AND QUALIFYING ACCOUNTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                        Allowance for Doubtful Accounts
                                                            -------------------------------------------------------
                                                                  1997               1996               1995
----------------------------------------------------------  ----------------  ------------------  -----------------
Balance at Beginning of Period                              $      3,691,117  $        3,414,943  $       2,276,074

    Add:  Charged to Costs and Expenses:

           Recovery of Allowances                                          0            (300,000)                 0
           Allowances associated with Loan Fees                            0                   0            291,164
           Other Allowances                                          389,361             803,421            847,705

    Less:  Account Charge Offs                                      (533,256)           (227,247)                 0
                                                            ----------------  ------------------  -----------------
Balance at End of Period                                    $      3,547,222  $        3,691,117  $       3,414,943
                                                            ================  ==================  =================

--------------------------------------------------------------------------------------------------------------------------------
                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
-----------------------------------------------------------------------------------------------------------------------------
          COLUMN A                |     COLUMN B             |            COLUMN C         |            COLUMN D
--------------------------------------------------------------------------------------------------------------------------
         DESCRIPTION -            |                          |                             |       COSTS CAPITALIZED
    (ALL GARDEN APARTMENTS)       |    ENCUMBRANCES          | INITIAL COST TO THE COMPANY |   SUBSEQUENT TO ACQUISITION
--------------------------------------------------------------------------------------------------------------------------
                                  |                          |                             |
                                  |                   AT     |                             |
                                  |     AT          STATED   |                BUILDINGS    |
                                  | CONTRACTUAL    CARRYING  |                    &        |                     CARRYING
    PROPERTY NAME             ST  |    VALUE        VALUE    |    LAND       IMPROVEMENTS  |       IMPROVEMENTS    COSTS
--------------------------------------------------------------------------------------------------------------------------

GLENVIEW                      AL       1,709,168     1,709,168       178,221       1,784,904         11,948         0
BEL AIRE II                   FL       1,184,188       435,852        81,451         287,059          7,149         0
BLUEBERRY HILL                FL         761,259       761,259        63,610         362,610         38,063         0
CALIFORNIA GARDENS            FL       1,160,100       582,868        96,067         521,414         11,725         0
CANTERBURY CROSSING           FL       1,422,021       676,003        78,303         385,838          9,360         0
CENTRE LAKE I, II & III       FL       4,889,630     4,889,630     1,210,779       3,116,732         68,104         0
FOREST GLEN                   FL       1,118,325     1,118,325       229,086         994,552         29,840         0
GARDEN TERRACE I              FL         612,875       612,875        89,123         801,137         98,214         0
HERON POINTE                  FL       1,637,264     1,637,264       367,599       1,440,838         62,162         0
HIDDEN ACRES                  FL       1,674,287     1,674,287       388,349       1,136,083         30,846         0
HILLSIDE TRACE                FL       1,088,000     1,088,000       197,277         833,232          5,764         0
HOLLY SANDS II                FL       1,054,940     1,054,940       231,970         943,482         78,939         0
JEFFERSON WAY                 FL       1,045,792     1,045,792       116,366       1,062,590         28,688         0
JUPITER COVE I                FL       1,360,455     1,133,250       219,698         805,001          9,439         0
JUPITER COVE III              FL       1,434,204     1,434,204       285,929       1,026,413          8,443         0
MARK LANDING I                FL       1,329,188     1,329,188       250,827       1,481,543         58,239         0
MIGUEL PLACE                  FL       1,493,801     1,493,801       237,234       1,125,414         14,504         0
OAK GARDENS                   FL       2,707,634     1,857,319       582,419       1,758,597         11,050         0
OAKWOOD VILLAGE               FL         748,356       314,278       103,045         566,398         26,493         0
PELICAN POINTE I              FL       1,337,084     1,337,084       221,311       1,204,527         33,502         0
PELICAN POINTE II             FL       1,023,399     1,023,399       158,390       1,190,595         36,446         0
PINE BARRENS                  FL       1,538,535     1,538,535       302,399       1,405,048         76,590         0
RIVERS END II                 FL       1,161,409     1,161,409       160,894         936,779         20,100         0
SKY PINES II                  FL         909,906       909,906       266,498         676,283         76,635         0
SUNSET WAY I                  FL       1,665,024     1,665,024       621,326       1,353,585         27,225         0
SUNSET WAY II                 FL       2,694,057     2,131,279       649,409       1,678,049         24,364         0
THYMEWOOD II                  FL       1,692,441       836,509       429,480         731,592         16,512         0
WHISPERING PINES II           FL         627,822       627,822        71,433         505,435          8,800         0
WINDWOOD I                    FL         599,612       599,612        24,569         457,382         52,283         0
COLONY WOODS II               GA       1,581,032     1,581,032       273,901       1,556,452          4,509         0
GLEN ARM MANOR                GA       1,200,000     1,200,000       148,679       1,274,345         68,736         0
GLENWOOD VILLAGE              GA       1,518,815       887,795       156,445       1,000,148          8,820         0
HATCHERWAY                    GA         965,525       965,525       111,336       1,102,856         29,093         0
INDIAN LAKE I & II            GA       4,557,695     4,557,695       898,265       5,262,660         33,694         0
KINGS COLONY                  GA       2,098,525     1,506,804       237,393       1,723,165         17,690         0
LAKESHORE I                   GA       1,256,570     1,256,570        45,846         995,214         36,755         0
LAUREL GLEN                   GA       1,730,108     1,730,108       265,974       1,627,699         50,551         0
MARSHLANDING II               GA         972,993       925,655        28,851         918,445         14,918         0
MILL RUN                      GA       1,274,864     1,274,864       187,772       1,260,209         70,545         0


------------------------------------------------------------------------------------------------------------------------------
                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------
          COLUMN A                |      COLUMN B             |            COLUMN C         |            COLUMN D
----------------------------------------------------------------------------------------------------------------------------
         DESCRIPTION -            |                           |                             |       COSTS CAPITALIZED
    (ALL GARDEN APARTMENTS)       |     ENCUMBRANCES          | INITIAL COST TO THE COMPANY |   SUBSEQUENT TO ACQUISITION
----------------------------------------------------------------------------------------------------------------------------
                                  |                           |                             |
                                  |                    AT     |                             |
                                  |      AT          STATED   |                BUILDINGS    |
                                  |  CONTRACTUAL    CARRYING  |                    &        |                    CARRYING
    PROPERTY NAME             ST  |     VALUE        VALUE    |    LAND       IMPROVEMENTS  |       IMPROVEMENTS   COSTS
---------------------------------------------------------------------------------------------------------------------------



RAMBLEWOOD II                 GA        1,870,245     1,870,245      264,381       1,906,078         12,359         0
STEWART WAY I                 GA        1,387,052     1,387,052      260,869       1,614,962         66,645         0
STEWART WAY II                GA        1,244,267     1,244,267      215,612       1,468,190         41,638         0
VALLEYBROOK                   GA        1,568,241     1,568,241      129,440       1,353,762         38,062         0
WILLCREST WOODS               GA        1,060,687     1,060,687      245,513       1,189,165         69,577         0
BRADFORD PLACE                IL        1,173,564       883,185      215,924         719,156          9,994         0
BRUNSWICK APTS                IL        1,432,000     1,432,000       53,500       1,644,920         16,323         0
HUNTER GLEN                   IL        1,022,337     1,022,337      256,720       1,461,719          8,529         0
 CADIA COURT II               IN        1,862,018     1,862,018      398,032       1,668,862         19,968         0
APPLEGATE APTS II             IN        1,256,575     1,256,575      163,470       1,815,278         20,993         0
ARAGON WOODS                  IN        1,136,613     1,136,613      298,431       1,248,762         12,454         0
CAMBRIDGE COMMONS III         IN                0             0        1,087       1,306,118         23,322         0
CHERRY GLEN I                 IN        1,369,733     1,369,733      203,862       1,465,002         15,084         0
CHERRY GLENN II               IN        1,115,664     1,115,664        4,343       1,731,393         17,319         0
DOGWOOD GLEN I                IN        1,779,466     1,779,466      248,246       1,427,201         36,170         0
ELMTREE PARK I                IN        1,200,137     1,200,137      208,426       1,308,102          9,396         0
ELMTREE PARK II               IN        1,040,873     1,040,873       45,751       1,107,766          9,531         0
MARABOU MILLS II              IN        1,009,103     1,009,103       84,391       1,190,609         10,654         0
MARABOU MILLS III             IN        1,196,481     1,196,481       75,122       1,099,183         30,972         0
MARIBOU MILLS                 IN        1,451,240     1,451,240      179,704       1,570,450         17,585         0
MEADOWOOD II                  IN          744,494       744,494       61,771       1,193,299         18,315         0
RIDGEWOOD                     IN        1,207,481     1,207,481      100,300       1,320,200          8,200         0
RIDGEWOOD II & III            IN        1,364,345     1,364,345      100,795       1,564,956         11,831         0
ROSEWOOD COMMONS II           IN        1,280,756     1,280,756      121,194       1,172,776         26,240         0
SHERBROOK                     IN        1,202,138     1,202,138      141,991       1,254,354         32,218         0
SPICEWOOD APT                 IN        1,029,011     1,029,011       90,619       1,025,442         28,571         0
WILLOWOOD II                  IN        1,148,500     1,148,500      149,671       1,310,162         64,383         0
CEDARGATE II                  KY        1,160,000     1,160,000      123,475         966,198         26,454         0
CEDARWOOD II                  KY        1,012,738     1,012,738      173,648         913,048         31,399         0
CEDARWOOD III                 KY          877,391       877,391      122,917         966,624         31,238         0
HAYFIELD PARK                 KY        1,603,515     1,603,515      341,799       1,680,717         52,787         0
SPRINGWOOD                    KY          827,693       827,693       85,723         844,029         34,466         0
CHERRY TREE APT               MD        2,154,213     2,154,213      623,153       2,711,201         44,484         0
FORSYTHIA COURT II            MD        2,385,060     1,786,419      283,697       1,597,543         14,337         0
MERRIFIELD                    MD        2,102,577     2,102,577      210,294       2,271,824         23,169         0
GARDEN COURT                  MI        2,173,656     2,173,656      127,573       2,247,404         18,534         0
HEATHMOORE I                  MI        1,590,427     1,590,427      128,605       1,329,672         25,865         0
LAUREL BAY                    MI          903,500       903,500      164,159       1,160,480          8,953         0
NEWBERRY II                   MI        1,295,979       733,305       91,315         715,532          5,843         0


----------------------------------------------------------------------------------------------------------------------------
                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
----------------------------------------------------------------------------------------------------------------------------
          COLUMN A                |      COLUMN B             |            COLUMN C         |            COLUMN D
----------------------------------------------------------------------------------------------------------------------------
         DESCRIPTION -            |                           |                             |       COSTS CAPITALIZED
    (ALL GARDEN APARTMENTS)       |     ENCUMBRANCES          | INITIAL COST TO THE COMPANY |   SUBSEQUENT TO ACQUISITION
----------------------------------------------------------------------------------------------------------------------------
                                  |                           |                             |
                                  |                    AT     |                             |
                                  |      AT          STATED   |                BUILDINGS    |
                                  |  CONTRACTUAL    CARRYING  |                    &        |                    CARRYING
    PROPERTY NAME             ST  |     VALUE        VALUE    |    LAND       IMPROVEMENTS  |       IMPROVEMENTS   COSTS
----------------------------------------------------------------------------------------------------------------------------


AMBERWOOD                     OH          902,458       902,458      171,878       1,003,228         10,388         0
AMESBURY I                    OH        1,248,882     1,248,882      136,179       1,133,012         25,711         0
AMESBURY II                   OH        1,314,616     1,314,616      168,000       1,621,000         29,660         0
ANNHURST II                   OH        1,106,590     1,182,406      123,397       1,006,847         43,349         0
ANNHURST III                  OH          935,760       935,760       70,246       1,003,822         50,596         0
APPLERIDGE I                  OH        1,053,897     1,053,897      214,233         912,594         32,571         0
ASHFORD HILLS                 OH        1,400,000     1,400,000      359,522       1,260,948         50,205         0
CLEARWATER APTS               OH        1,053,902     1,053,902      132,478       1,045,131         33,881         0
DARTMOUTH PLACE II            OH          878,578       878,578      114,393       1,135,027         18,752         0
FOXHAVEN                      OH        1,871,766     1,871,766      403,075       1,657,128         25,040         0
HARVEST GROVE I               OH        1,375,970     1,375,970      225,001       1,276,072          4,741         0
HARVEST GROVE II              OH        1,110,103     1,110,103      251,000       1,201,600         16,167         0
LINDENDALE APTS               OH        1,422,218     1,422,218      188,724       1,717,434         27,436         0
MEADOWOOD                     OH          472,439       472,439       50,520         573,536          9,593         0
MONTROSE SQUARE               OH        1,778,276     1,778,276      568,914       2,184,937         25,587         0
PICKERINGTON MEADOWS          OH        1,177,725     1,177,725      150,000       1,200,000         12,719         0
RED DEER II                   OH        1,234,575     1,234,575      235,173       1,474,820         10,825         0
RIVER GLEN I                  OH        1,069,821     1,069,821      146,287       1,287,027         10,341         0
RIVER GLEN II                 OH        1,175,707     1,175,707      178,568       1,230,268          3,935         0
RIVERVIEW ESTATES             OH        1,374,578     1,374,578       74,073       1,609,026         60,626         0
SUFFOLK GROVE II              OH        1,082,115     1,082,115      154,263       1,248,211         14,648         0
THE WILLOWS I                 OH          589,511       589,511      157,611         761,576         28,428         0
THE WILLOWS III               OH          877,710       877,710       44,602         871,216         11,338         0
WILLOWOOD II                  OH          944,544       944,544       35,657         622,170          9,183         0
WINTHROP COURT II             OH          754,613       754,613      145,906         825,115         17,310         0
SHERBROOK                     PA        1,361,339     1,361,339      355,188       1,492,285         21,350         0
WOODLANDS II                  PA        1,168,417     1,168,417      118,447       1,346,599         20,173         0
RAVENWOOD                     SC        1,672,542     1,672,542      169,601       1,507,589          7,532         0
SPRINGBROOK                   SC        1,730,569     1,730,569      120,467       1,762,353         51,993         0
WILLOW LAKE                   SC        2,084,584     2,084,584      188,704       1,738,232          8,820         0
CEDARHILL                     TN        1,476,915     1,476,915      235,269       1,331,238         43,030         0
WALKER PLACE                  TX        1,183,000     1,183,000      269,890       1,196,059              0         0
BRUNSWICK II                  WV        1,324,332     1,324,332      104,000       1,696,000         18,094         0
                                  ---------------------------------------------------------- -------------------------------
TOTALS                               $150,284,725  $142,636,874  $23,124,313    $143,768,544     $3,064,622        $0
                                  ========================================================== ===============================

                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

------------------------------------------------------------------------------------------------------------------------------------
            COLUMN A           |               COLUMN E                 |    COLUMN F    |   COLUMN G  |COLUMN H   |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                               |                                        |                |             |           |
                               |                                        |                |             |           |
                               |   GROSS AMOUNT AT WHICH CARRIED AT     |                |             |           |
          DESCRIPTION -        |  CLOSE OF PERIOD, DECEMBER 31, 1997    |                |             |           |
     (ALL GARDEN APARTMENTS)   |           NOTES (1) AND (2)            |                |             |           |   LIFE ON
-------------------------------|----------------------------------------|                |    DATE     |           |    WHICH
                               |            |   BUILDINGS & |           |  ACCUMULATED   |     OF      |     DATE  | DEPRECIATION
        PROPERTY NAME       ST |   LAND     |  IMPROVEMENTS |   TOTAL   |  DEPRECIATION  | CONSTRUCTION|   ACQUIRED| IS COMPUTED
-------------------------------|--------------------------------------------------------------------------------------------------



GLENVIEW                     AL      178,221      1,608,261     1,786,482       105,648      8/1/86          N/A            31
BEL AIRE II                  FL       81,451        402,530       483,981        27,238      1/1/86          N/A            30
BLUEBERRY HILL               FL       63,610        400,114       463,724        25,320     12/1/86          N/A            31
CALIFORNIA GARDENS           FL       96,067        407,896       503,963        26,405      7/1/87          N/A            32
CANTERBURY CROSSING          FL       78,303        555,560       633,863        40,298     12/1/83          N/A            28
CENTRE LAKE I, II & III      FL    1,210,779      3,171,034     4,381,813       212,759      6/1/86          N/A            30
FOREST GLEN                  FL      229,086        932,862     1,161,948        63,594      1/1/86          N/A            30
GARDEN TERRACE I             FL       89,123        898,117       987,240        72,068      9/1/81          N/A            26
HERON POINTE                 FL      367,599      1,459,693     1,827,292        99,632      1/1/86          N/A            30
HIDDEN ACRES                 FL      388,349        467,556       855,905        31,473      1/1/87          N/A            31
HILLSIDE TRACE               FL      197,277        837,712     1,034,989        53,029      9/1/87          N/A            32
HOLLY SANDS II               FL      231,970      1,001,290     1,233,260        73,551      6/1/86          N/A            30
JEFFERSON WAY                FL      116,366      1,069,855     1,186,221        67,887      8/1/87          N/A            32
JUPITER COVE I               FL      219,698        887,389     1,107,087        56,580      9/1/87          N/A            32
JUPITER COVE III             FL      285,929      1,033,274     1,319,203        65,626      9/1/87          N/A            32
MARK LANDING I               FL      250,827      1,537,499     1,788,326       107,681     11/1/87          N/A            32
MIGUEL PLACE                 FL      237,234      1,098,108     1,335,342        69,936     10/1/87          N/A            32
OAK GARDENS                  FL      582,419      1,260,153     1,842,572        79,905      1/1/88          N/A            32
OAKWOOD VILLAGE              FL      103,045        236,593       339,638        16,522      1/1/86          N/A            30
PELICAN POINTE I             FL      221,311      1,236,173     1,457,484        78,872     11/1/87          N/A            32
PELICAN POINTE II            FL      158,390      1,148,174     1,306,564        73,232     11/1/87          N/A            32
PINE BARRENS                 FL      302,399      1,479,473     1,781,872       101,261      6/1/86          N/A            30
RIVERS END II                FL      160,894        928,416     1,089,310        62,320      1/1/86          N/A            30
SKY PINES II                 FL      266,498        751,876     1,018,374        58,412      6/1/86          N/A            30
SUNSET WAY I                 FL      621,326      1,378,724     2,000,050        88,703      8/1/87          N/A            32
SUNSET WAY II                FL      649,409      1,499,675     2,149,084        93,991     4/27/88          N/A            32
THYMEWOOD II                 FL      429,480        379,444       808,924        26,709      1/1/86          N/A            30
WHISPERING PINES II          FL       71,433        513,456       584,889        34,589     3/31/86          N/A            30
WINDWOOD I                   FL       24,569        508,960       533,529        32,352      5/1/88          N/A            32
COLONY WOODS II              GA      273,901      1,506,624     1,780,525        93,704     3/28/88          N/A            32
GLEN ARM MANOR               GA      148,679      1,207,004     1,355,683        93,390      1/1/86          N/A            30
GLENWOOD VILLAGE             GA      156,445        665,292       821,737        43,496     12/1/86          N/A            31
HATCHERWAY                   GA      111,336      1,099,966     1,211,302        76,588      1/1/86          N/A            30
INDIAN LAKE I & II           GA      898,265      4,907,355     5,805,620       312,759     8/11/87          N/A            32
KINGS COLONY                 GA      237,393      1,244,186     1,481,579        78,687    11/15/87          N/A            32
LAKESHORE I                  GA       45,846        930,784       976,630        62,944     6/20/86          N/A            31
LAUREL GLEN                  GA      265,974      1,675,742     1,941,716       111,052      4/4/86          N/A            30
MARSHLANDING II              GA       28,851        894,596       923,447        58,396    12/31/86          N/A            31
MILL RUN                     GA      187,772      1,328,812     1,516,584        93,353     4/14/86          N/A            30



                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A            |               COLUMN E                 |    COLUMN F    |   COLUMN G  |  COLUMN H |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                                |                                        |                |             |           |
                                |                                        |                |             |           |
                                |   GROSS AMOUNT AT WHICH CARRIED AT     |                |             |           |
          DESCRIPTION -         |  CLOSE OF PERIOD, DECEMBER 31, 1997    |                |             |           |
     (ALL GARDEN APARTMENTS)    |           NOTES (1) AND (2)            |                |             |           |   LIFE ON
--------------------------------|----------------------------------------|                |    DATE     |           |    WHICH
                                |            |   BUILDINGS & |           |  ACCUMULATED   |     OF      |     DATE  | DEPRECIATION
        PROPERTY NAME       ST  |   LAND     |  IMPROVEMENTS |   TOTAL   |  DEPRECIATION  | CONSTRUCTION|   ACQUIRED| IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------



RAMBLEWOOD II                GA      264,381      1,775,754     2,040,135       115,118     10/1/86          N/A            31
STEWART WAY I                GA      260,869      1,667,283     1,928,152       123,098      1/1/86          N/A            30
STEWART WAY II               GA      215,612      1,507,566     1,723,178       103,151     12/1/86          N/A            31
VALLEYBROOK                  GA      129,440      1,389,738     1,519,178        94,215    10/15/86          N/A            31
WILLCREST WOODS              GA      245,513      1,225,269     1,470,782        90,474    12/31/86          N/A            31
BRADFORD PLACE               IL      215,924        625,791       841,715        41,522     7/23/86          N/A            31
BRUNSWICK APTS               IL       53,500      1,623,865     1,677,365       108,240      4/1/86          N/A            30
HUNTER GLEN                  IL      256,720      1,322,878     1,579,598        85,599      3/1/87          N/A            31
ACADIA COURT II              IN      398,032      1,620,669     2,018,701       107,109      6/6/86          N/A            30
APPLEGATE APTS II            IN      163,470      1,833,474     1,996,944       119,714      6/1/87          N/A            31
ARAGON WOODS                 IN      298,431      1,183,847     1,482,278        76,700    12/26/86          N/A            31
CAMBRIDGE COMMONS III        IN        1,087      1,195,015     1,196,102        73,622     1/29/88          N/A            32
CHERRY GLEN I                IN      203,862      1,465,277     1,669,139        96,609     7/10/86          N/A            31
CHERRY GLENN II              IN        4,343      1,698,391     1,702,734       109,846      4/1/87          N/A            31
DOGWOOD GLEN I               IN      248,246      1,320,813     1,569,059        85,730     7/18/86          N/A            31
ELMTREE PARK I               IN      208,426      1,181,214     1,389,640        77,970      6/8/86          N/A            30
ELMTREE PARK II              IN       45,751      1,115,030     1,160,781        71,553      5/1/87          N/A            31
MARABOU MILLS II             IN       84,391      1,153,343     1,237,734        71,073       N/A          10/29/93         33
MARABOU MILLS III            IN       75,122      1,128,403     1,203,525        71,606     12/1/87          N/A            32
MARIBOU MILLS                IN      179,704      1,585,615     1,765,319       108,653     6/23/86          N/A            31
MEADOWOOD II                 IN       61,771      1,058,489     1,120,260        71,408     5/30/86          N/A            30
RIDGEWOOD                    IN      100,300      1,328,399     1,428,699        63,215       N/A           8/1/96          30
RIDGEWOOD II & III           IN      100,795      1,427,169     1,527,964        96,160      3/1/86          N/A            30
ROSEWOOD COMMONS II          IN      121,194      1,197,210     1,318,404        77,135      6/1/87          N/A            31
SHERBROOK                    IN      141,991      1,233,871     1,375,862        81,970     6/16/86          N/A            31
SPICEWOOD APT                IN       90,619      1,009,511     1,100,130        68,058     3/16/86          N/A            30
WILLOWOOD II                 IN      149,671      1,264,887     1,414,558        80,911      6/1/87          N/A            31
CEDARGATE II                 KY      123,475        893,838     1,017,313        59,175      6/1/86          N/A            30
CEDARWOOD II                 KY      173,648        913,492     1,087,140        61,848      1/1/86          N/A            30
CEDARWOOD III                KY      122,917        996,373     1,119,290        70,068     5/20/86          N/A            30
HAYFIELD PARK                KY      341,799      1,558,181     1,899,980       103,526     7/17/86          N/A            31
SPRINGWOOD                   KY       85,723        877,194       962,917        60,728      1/1/86          N/A            30
CHERRY TREE APT              MD      623,153      2,470,168     3,093,321       161,679      9/1/86          N/A            31
FORSYTHIA COURT II           MD      283,697      1,484,064     1,767,761        94,891      6/1/87          N/A            31
MERRIFIELD                   MD      210,294      2,219,004     2,429,298       139,664     1/11/88          N/A            32
GARDEN COURT                 MI      127,573      2,177,868     2,305,441       137,211     4/22/88          N/A            32
HEATHMOORE I                 MI      128,605      1,216,286     1,344,891        80,094     7/31/86          N/A            31
LAUREL BAY                   MI      164,159      1,079,514     1,243,673        76,263     10/1/89          N/A            34
NEWBERRY II                  MI       91,315        631,930       723,245        41,777    12/26/86          N/A            31



                                                                    SCHEDULE III
                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------------------
            COLUMN A           |               COLUMN E                 |    COLUMN F    |   COLUMN G  |COLUMN H   |    COLUMN I
-----------------------------------------------------------------------------------------------------------------------------------
                               |                                        |                |             |           |
                               |                                        |                |             |           |
                               |   GROSS AMOUNT AT WHICH CARRIED AT     |                |             |           |
          DESCRIPTION -        |  CLOSE OF PERIOD, DECEMBER 31, 1997    |                |             |           |
     (ALL GARDEN APARTMENTS)   |           NOTES (1) AND (2)            |                |             |           |   LIFE ON
-------------------------------|----------------------------------------|                |    DATE     |           |    WHICH
                               |            |   BUILDINGS & |           |  ACCUMULATED   |     OF      |     DATE  | DEPRECIATION
        PROPERTY NAME       ST |   LAND     |  IMPROVEMENTS |   TOTAL   |  DEPRECIATION  | CONSTRUCTION|   ACQUIRED| IS COMPUTED
-----------------------------------------------------------------------------------------------------------------------------------



AMBERWOOD                    OH      171,878      1,012,070     1,183,948        64,544     10/1/87          N/A            32
AMESBURY I                   OH      136,179      1,043,969     1,180,148        72,912     2/17/86          N/A            30
AMESBURY II                  OH      168,000      1,648,162     1,816,162       112,361       N/A          09/26/95         30
ANNHURST II                  OH      123,397      1,171,504     1,294,901        75,772      7/1/86          N/A            31
ANNHURST III                 OH       70,246      1,028,853     1,099,099        62,381      5/5/88          N/A            32
APPLERIDGE I                 OH      214,233        742,825       957,058        52,819      1/1/87          N/A            28
ASHFORD HILLS                OH      359,522        975,907     1,335,429        65,009     6/23/86          N/A            31
CLEARWATER APTS              OH      132,478        986,621     1,119,099        68,625     11/1/86          N/A            31
DARTMOUTH PLACE II           OH      114,393      1,097,803     1,212,196        73,083     7/18/86          N/A            31
FOXHAVEN                     OH      403,075      1,588,159     1,991,234       106,636     8/18/86          N/A            31
HARVEST GROVE I              OH      225,001      1,162,235     1,387,236        76,172      9/8/86          N/A            31
HARVEST GROVE II             OH      251,000      1,215,915     1,466,915        81,044       N/A          09/26/95         30
LINDENDALE APTS              OH      188,724      1,660,305     1,849,029       107,245      3/1/87          N/A            31
MEADOWOOD                    OH       50,520        582,245       632,765        39,060      1/1/86          N/A            30
MONTROSE SQUARE              OH      568,914      2,185,903     2,754,817       146,705      1/1/87          N/A            30
PICKERINGTON MEADOWS         OH      150,000      1,210,870     1,360,870        79,996       N/A          03/29/95         30
RED DEER II                  OH      235,173      1,391,719     1,626,892        89,220      8/1/87          N/A            32
RIVER GLEN I                 OH      146,287      1,255,066     1,401,353        81,434      4/1/87          N/A            31
RIVER GLEN II                OH      178,568      1,200,194     1,378,762        75,784     11/1/87          N/A            32
RIVERVIEW ESTATES            OH       74,073      1,667,173     1,741,246       122,226      1/1/87          N/A            28
SUFFOLK GROVE II             OH      154,263      1,203,575     1,357,838        77,257      6/1/87          N/A            31
THE WILLOWS I                OH      157,611        768,235       925,846        59,083      1/1/87          N/A            28
THE WILLOWS III              OH       44,602        845,236       889,838        55,820      7/1/87          N/A            32
WILLOWOOD II                 OH       35,657        605,790       641,447        39,875      8/1/86          N/A            31
WINTHROP COURT II            OH      145,906        840,546       986,452        56,194     2/25/86          N/A            30
SHERBROOK                    PA      355,188      1,448,955     1,804,143        94,750    12/20/86          N/A            31
WOODLANDS II                 PA      118,447      1,302,332     1,420,779        84,609      3/1/87          N/A            31
RAVENWOOD                    SC      169,601      1,512,798     1,682,399        96,793      5/7/87          N/A            31
SPRINGBROOK                  SC      120,467      1,744,503     1,864,970       123,541     6/13/86          N/A            30
WILLOW LAKE                  SC      188,704      1,763,237     1,951,941       114,007    12/12/86          N/A            31
CEDARHILL                    TN      235,269      1,268,996     1,504,265        82,286     5/30/86          N/A            30
WALKER PLACE                 TX      269,890      1,194,215     1,464,105        74,399     1/25/88          N/A            32
BRUNSWICK II                 WV      104,000      1,712,076     1,816,076       112,799       N/A          09/26/95         30
                                -------------------------------------------------------
TOTALS                           $23,124,313   $138,244,903  $161,369,216    $9,151,786
                                =======================================================


                            LEXFORD RESIDENTIAL TRUST
           (Formerly Lexford, Inc. and Cardinal Realty Services, Inc.)

                              NOTES TO SCHEDULE III
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Note (1) Schedule III Reconciliation:                                 1997                   1996                  1995
                                                               -------------------    ------------------     -----------------

    Balance as of beginning of year                            $       161,569,924     $     164,334,055      $    166,430,698  (4)
          Additions during the year:
          Acquisitions of Property                                               0             1,420,501             6,391,600
          Costs Capitalized                                              2,355,122               702,056                     0

           Deductions during the year:
               Disposals through foreclosure                                     0            (4,886,688)           (3,380,382)
               Disposals through sales                                  (2,555,830)                    0                     0
               Other (4)                                                         0                     0              (937,482)
               Application of Income from the Effective
               Date through December 31, 1995 upon full
               consolidation from "Held for Sale"
               classification                                                    0                     0            (4,170,379)

                                                               -------------------    ------------------     -----------------
     Balance at close of year:                                         161,369,216           161,569,924           164,334,055
                                                               -------------------    ------------------     -----------------
          Other:
               Furniture and Fixtures                                            0                     0             3,368,617
               Application of Income from the Effective
               Date through December 31, 1995 upon full
               consolidation from "Held for Sale"
               classification                                                    0                     0            (3,368,617)
                                                               -------------------    ------------------     -----------------
     Balance, Rental Properties                                $       161,369,216     $     161,569,924      $    164,334,055
          December 31, 1997, 1996, 1995, respectively          ===================    ==================     =================

   Note (2)   Tax basis of assets:
              The tax basis for federal income tax purposes in Rental Properties was approximately $106,963,000 at December 31, 1997.

   Note (3)   Depreciation:
              No depreciation has been provided for the period September 11, 1992 (Effective Date) to December 31, 1995 as the assets were held for sale (SEE NOTES 1 AND 2 TO CONSOLIDATED FINANCIAL STATEMENTS).

   Note (4) Correction of interest recorded in prior years; such interest was capitalized during the period the Rental Properties were classified as Held for Sale and therefore has no impact on equity.