Form 10-Q
period 1998-03-31
LEXFORD RESIDENTIAL TRUST /MD/
filed 1998-05-15
CIK 1053246

--------------------------------------------------------------------------------
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
          (Mark one)
           |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

           |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13951

                      ------------------------------------


                            LEXFORD RESIDENTIAL TRUST
             (Exact Name of Registrant as Specified in its Charter)

              MARYLAND                                              31-4427382
   (State or other Jurisdiction of                             (I.R.S. Employer
   Incorporation or Organization)                            Identification No.)

                        41 SOUTH HIGH STREET, SUITE 2410
                              COLUMBUS, OHIO 43215
           (Address of Principal Executive Offices including Zip Code)

                                 (614) 242-3850
              (Registrant's Telephone Number, including Area Code)

                      ------------------------------------


Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---

As of May 13, 1998 there were 9,359,956 common shares of beneficial interest issued and outstanding.


                            Exhibit Index on page 26


--------------------------------------------------------------------------------
================================================================================




                            LEXFORD RESIDENTIAL TRUST

                                      INDEX


  PART I - FINANCIAL INFORMATION                                                  Page No.
                                                                                  --------
  Item 1.     Financial Statements:
              Consolidated Balance Sheets as of March 31, 1998
                  (Unaudited) and December 31, 1997 (Audited)                         3

              Consolidated Statements of Income for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)              4

              Consolidated Statement of Shareholders' Equity
                  for the Three Months Ended March 31, 1998 (Unaudited)               5

              Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1998 and 1997 (Unaudited)             6-7

              Notes to Consolidated Financial Statements                            8-16

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                        17-25


PART II   -       OTHER INFORMATION

Item 1.       Legal Proceedings                                                       26

Item 2.       Changes in Securities                                                   26

Item 3.       Defaults upon Senior Securities                                         26

Item 4.       Submission of Matters to a Vote of Security Holders                     26

Item 5.       Other Information                                                       26

Item 6.       Exhibits and Reports on Form 8-K                                     27-28

Signatures                                                                            29





                                            LEXFORD RESIDENTIAL TRUST

                                           CONSOLIDATED BALANCE SHEETS
                                       AS OF MARCH 31, 1998 (UNAUDITED) AND
                                           DECEMBER 31, 1997 (AUDITED)
                                                                                    March 31,      December 31,
                                                                                      1998             1997
                                                                                 ---------------  ----------------
                                     ASSETS
Rental Properties (Note 2):
  Land.........................................................................  $    54,928,419  $     23,124,313
  Buildings, Improvements and Fixtures...........................................    475,614,266       138,244,903
                                                                                 ---------------  ----------------
                                                                                     530,542,685       161,369,216
  Accumulated Depreciation.......................................................    (12,625,269)       (9,151,786)
                                                                                 ---------------  ----------------
                                                                                     517,917,416       152,217,430

Investments in and Advances to Unconsolidated Partnerships, net of an allowance of $1.2 and $2.6 million at March 31, 1998 and December 31, 1997,
  Respectively (Note 1)..........................................................     21,004,695        57,111,374

Cash.............................................................................      8,237,522         2,568,890
Accounts Receivable, Affiliates (net of an allowance of $426,507 and $941,521 at
    March 31, 1998 and December 31, 1997, Respectively), Residents and Other
  (Note 4).......................................................................      3,276,017         4,898,993
Furniture, Fixtures and Other, Net...............................................      1,771,943         1,719,521
Funds Held in Escrow (Note 1)....................................................     22,566,879        11,887,936
Intangible Assets (Note 1).......................................................      6,949,201         9,200,531
Net Assets of Third Party Management Business Held for Sale (Note 1).............      1,833,968                 0
Prepaids and Other (Note 1)......................................................      4,404,595         1,992,921
                                                                                 ---------------  ----------------
                                                                                 $   587,962,236  $    241,597,596
                                                                                 ===============  ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
  Non Recourse Mortgages (Note 3)................................................$   457,761,800  $    142,636,874
  Revolving/Term Debt............................................................     21,760,340         7,361,682
                                                                                 ---------------  ----------------
                                                                                     479,522,140       149,998,556
                                                                                 ---------------  ----------------

Accounts Payable.................................................................        802,553         1,287,753
Accrued Interest, Real Estate and Other Taxes....................................     10,569,434         3,719,625
Other Accrued Expenses...........................................................     10,377,279         8,241,526
Other Liabilities................................................................     14,557,825         3,503,640
Deferred Compensation (Note 1)...................................................      9,680,181                 0
                                                                                 ---------------  ----------------
  Total Liabilities..............................................................    525,509,412       166,751,100
                                                                                 ---------------  ----------------
Shareholders' Equity (Note 1):
  Preferred Shares, $.01 par value, 5,000,000 Shares Authorized, Unissued........              0                 0
  Common Shares, $.01 par value, 50,000,000 Shares Authorized, 9,216,593 and 8,493,648 Shares Issued and Outstanding, at March 31, 1998 and
     and December 31, 1997, Respectively.........................................         92,165            84,936
  Additional Paid-in Capital.....................................................     62,755,543        54,137,777
  Retained Earnings..............................................................     13,735,580        20,623,783
  Less Cost of Treasury Shares (Note 1)..........................................    (14,130,464)                0
                                                                                 ---------------  ----------------
                                                                                      62,452,824        74,846,496
                                                                                 ---------------  ----------------
                                                                                 $   587,962,236  $    241,597,596
                                                                                 ===============  ================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                            LEXFORD RESIDENTIAL TRUST

                                        CONSOLIDATED STATEMENTS OF INCOME
                                               FOR THE THREE MONTHS
                                          ENDED MARCH 31, 1998 AND 1997
                                                   (UNAUDITED)
                                                                               Three Months Ended March 31,
                                                                             1998                     1997
                                                                       ----------------       ----------------

Revenues:
    Rental Revenues................................................... $     25,693,798       $     10,187,032
    Fee Based.........................................................        2,397,924              4,043,255
    Interest, Principally from Unconsolidated Partnerships............        1,106,383              2,602,255
                                                                       ----------------       ----------------

                                                                             29,198,105             16,832,542
                                                                       ----------------       ----------------
Expenses:
    Property Operating and Maintenance ...............................        8,305,797              3,397,651
    Real Estate Taxes and Insurance...................................        2,085,062                983,217
    Property Management...............................................        3,923,337              4,054,479
    Administration....................................................        1,514,421              1,041,717
    Non-recurring Costs (Note 1)......................................        1,808,180                250,000
    Interest - Non-Recourse Mortgages.................................        7,887,391              3,447,086
    Interest - Revolving/Term Debt....................................          161,396                169,929
    Depreciation and Amortization.....................................        4,190,091              1,465,070
    Provision for Loss on Sale of
       Third Party Management Business (Note 1).......................        6,300,000                      0
                                                                       ----------------       ----------------
                                                                             36,175,675             14,809,149
                                                                       ----------------       ----------------

Income/(Loss) Before Gain on Disposal of Assets and Income Taxes......       (6,977,570)             2,023,393
Provision for Income Taxes: (Note 1)
    Credited to Additional Paid-in Capital............................                0               (715,800)
    Current...........................................................                0               (100,000)
Gain on Disposal of Assets - Net  ....................................           89,367                 68,445
                                                                       ----------------       ----------------
Net Income/(Loss)..................................................... $     (6,888,203)      $      1,276,038
                                                                       ================       ================

Basic Earnings Per Share:
    Net Income/(Loss)................................................. $          (0.80)      $          0.16
                                                                       ================       ===============

Diluted Earnings Per Share:
    Net Income/(Loss)................................................. $          (0.80)      $          0.16
                                                                       ================       ===============




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          LEXFORD RESIDENTIAL TRUST

                                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                            FOR THE THREE MONTHS
                                                            ENDED MARCH 31, 1998
                                                                 (UNAUDITED)
                                          Common Shares
                                   --------------------------
                                                                                                         Less Cost
                                                                     Additional        Retained        of Treasury
                                      Shares        Amount         Paid-in Capital     Earnings           Shares          Total
                                   ------------  ------------     ---------------   ---------------   -------------   -------------


Balance,  January 1, 1998            8,493,648   $     84,936     $    54,137,777   $   20,623,783    $          0    $  74,846,496


Adjust for unvested shares held in     292,443
the Rabbi Trust (Note 1)                                2,924           4,447,359                       (4,450,283)               0

Establish Deferred Compensation
liability for 722,664 vested shares
held in the Rabbi Trust (Note 1)                                                                        (9,680,181)      (9,680,181)


Contingent shares issued in
connection with Lexford
Properties, Inc. acquisition
released in exchange for
forfeiture of 600,000 shares
(Note 1)                               300,000          3,000           2,997,000                                         3,000,000


Exercise of options under non-
qualified stock option plan             13,934            139              11,312                                            11,451

Trustee Retirement Plan Shares          44,000            440             651,310                                           651,750

Share Compensation and Trustee
Restricted Stock Plan vested
shares (Note 1)                         72,568            726             510,785                                           511,511

Net Loss for the period                                                                 (6,888,203)                      (6,888,203)

                                     ---------   ------------   -----------------   --------------    ------------    -------------
Balance, March 31, 1998              9,216,593   $     92,165   $      62,755,543   $   13,735,580    $(14,130,464)   $  62,452,824
                                     =========   ============   =================   ==============    ============    =============


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                          LEXFORD RESIDENTIAL TRUST

                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                                 (UNAUDITED)
                                                                                                 Three Months Ended March 31,
                                                                                                  1998                  1997
                                                                                           -----------------     ----------------
Cash Flows provided by Operating activities:
    Net Income/(Loss)....................................................................  $      (6,888,203)    $      1,276,038
    Adjustments to reconcile Net Income/(Loss) to Net Cash
       provided by Operating activities:
          Depreciation...................................................................          3,624,654            1,288,410
          Amortization...................................................................            565,437              176,660
          Provision for Loss on Sale of Third Party Management Business..................          6,300,000                    0
          Provision for losses on Accounts Receivable....................................            676,369               29,225
          Income from Disposal of Assets.................................................            (89,367)             (68,445)
          Provisions for Income Taxes Credited to Additional Paid-In Capital.............                  0              715,800
          Share Compensation Credited to Additional Paid-In Capital and Common Shares....          1,163,261              151,418
    Changes in Operating Assets and Liabilities:
          Investments in and Advances to Unconsolidated Partnerships.....................          2,710,058              701,901
          Accounts Receivable and Other Assets...........................................           (218,105)           2,458,240
          Accounts Payable and Other Liabilities.........................................            956,101           (1,382,190)
                                                                                           -----------------     ----------------
Net Cash provided by Operating activities................................................          8,800,205            5,347,057
                                                                                           -----------------     ----------------
Cash Flows provided by/(used in) Investing activities:
    Proceeds from sale of Assets.........................................................            117,079               64,031
    Capital Expenditures.................................................................           (311,536)            (122,775)
    Repayment from (Advances to)Unconsolidated Partnerships and Other....................           (119,543)            (128,090)
    Investments in Unconsolidated Partnerships...........................................         (3,409,112)                   0
    Purchase of 287 Unconsolidated Partnerships, Net of Cash Acquired....................        (10,584,504)                   0
    Capital Expenditures - Real Estate...................................................         (1,401,888)            (170,160)
                                                                                           -----------------     ----------------
Net Cash (used in) Investing activities..................................................        (15,709,504)            (356,994)
                                                                                           -----------------     ----------------

Cash Flows provided by/(used in) Financing activities:
    Proceeds from the exercise of Stock Options..........................................             11,451               12,288
    Proceeds from Revolving/Term Debt and Other..........................................         14,740,108                    0
    Principal Payment on Revolving/Term Debt and Other...................................           (341,450)          (4,778,044)
    Payments on Mortgages - principal amortization.......................................         (1,545,674)            (504,976)
    Payments on Mortgages - lump sum.....................................................           (286,504)                   0
                                                                                           -----------------     ----------------
Net Cash provided by/(used in) Financing activities......................................         12,577,931           (5,270,732)
                                                                                           -----------------     ----------------
Increase/(Decrease)in Cash ..............................................................          5,668,632             (280,669)
Cash at Beginning of Year................................................................          2,568,890            3,593,121
                                                                                           -----------------     ----------------
Cash at End of Period....................................................................  $       8,237,522     $      3,312,452
                                                                                           =================     ================
Supplemental Disclosure of Cash Flow Information
    Cash Payments for Interest...........................................................  $       7,990,978     $      3,652,954
                                                                                           =================     ================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)






SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In the first quarter of 1998, the Company acquired the entire ownership interest in 287 Unconsolidated Partnerships. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (SEE NOTE 2):


                                                                                            (In thousands)
                                                                                            --------------

NON-CASH EFFECTS:
Investments in and Advances to Unconsolidated Partnerships............................. $        (61,180)
Land and Building...................................................................... $        367,771
Accounts Receivable and Other Assets................................................... $         16,966
Mortgages.............................................................................. $        316,857
Accounts Payable and Other Liabilities................................................. $         13,077

CASH EFFECTS:
Cash paid to prior partners ........................................................... $        (16,962)
Net cash acquired ..................................................................... $          6,377
                                                                                        ----------------
                                                                                        $        (10,585)
                                                                                        ================

         On March 13, 1998, the Company negotiated a settlement with the prior shareholders of Lexford Properties, Inc. whereby 300,000 out of an aggregate of 900,000 common shares of beneficial interest subject to forfeiture, per the terms of the merger agreement dated August 1, 1996, were released in exchange for the forfeiture of the remaining 600,000 shares (SEE NOTE 1).

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE 1  BASIS OF PRESENTATION

          In December 1997, Lexford, Inc. announced that it would seek to qualify and elect to be taxed as a real estate investment trust for Federal income tax purposes ("REIT") in 1998. In connection with this decision, Lexford, Inc. established a new entity known as Lexford Residential Trust (the "Company"). On March 3, 1998, the shareholders of Lexford, Inc. approved the merger of Lexford, Inc. with and into the Company. The terms of the merger transaction provided that each share of Lexford, Inc.'s issued and outstanding common stock be canceled and converted to two common shares of beneficial interest in the Company. The merger transaction was consummated on March 18, 1998 and the Company has therefore acquired all of the assets and assumed all of the liabilities of the former Lexford, Inc. The consolidated financial statements include the accounts of Lexford Residential Trust, formerly known as Lexford, Inc. and Cardinal Realty Services, Inc., and its wholly owned subsidiaries and partnerships (collectively the "Company"). The Company, for consolidated financial statement purposes, includes limited partnerships and other legal entities which own multifamily apartment communities (the "Rental Properties") in which the Company, in turn, owns 100% equity interest. The Company also holds equity ownership or significant economic interests in multifamily apartment communities in its capacity as general partner or property manager, respectively, in various limited partnerships (the "Unconsolidated Partnerships"). The Rental Properties and the Unconsolidated Partnerships are collectively referred to as the "Properties." The accounts of the Unconsolidated Partnerships are not included within the Company's consolidated financial statements but are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet as of December 31, 1997, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Business Overview
-----------------

         The Company is a fully integrated REIT which owns, manages and opportunistically acquires apartment communities. As of March 31, 1998, the Company has whole ownership interest in 398 Rental Properties comprising 26,355 residential units, a partial equity interest in 104 Unconsolidated Partnerships comprising 7,055 residential units and a significant economic interest as property manager in 14 Unconsolidated Partnerships comprising 2,995 residential units. Effective as of April 1, 1998, the Company acquired the entire equity interest in 37 former Unconsolidated Partnerships comprising 39 Properties and 2,574 residential units. The combined 516 Properties are located at 402 sites throughout the midwestern and southeastern United States. The Company is the seventh largest multifamily REIT in terms of equity ownership of units, with a strong focus in the value-conscious segment of the apartment industry. The

                          LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)






NOTE 1  BASIS OF PRESENTATION (cont'd)

Company's Properties generally consist of relatively smaller apartments communities, averaging approximately 90 units per site. The Company's primary mission is to become the leading multifamily REIT operating in the value-conscious segment. The value-conscious segment consists of renters who prefer clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in the relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental structures, as represented by its typical monthly rent that currently ranges from $350 to $550 per apartment unit.

Third Party Management Business
-------------------------------

         In the first quarter of 1998 the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and the amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. The Company has retained a majority of the executive officers dedicated to the Company's property management activities and its proprietary interest in property management training programs and systems and management agreements for 14 Unconsolidated Partnerships in which the Company currently does not own an equity interest. As a result of these transactions, the Company has classified the Third Party Management Business as Held for Sale in the first quarter of 1998 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

Fresh Start Accounting
----------------------

         The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt secured by certain assets owned by the Company exceeded the estimated fair value of the respective Rental Property, the Company reduced the contractual amount of the related non-recourse mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance, net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage (SEE NOTE 3).

Funds Held in Escrow and Other Assets
-------------------------------------

         Funds Held in Escrow at March 31, 1998 include funds of $19.6 million held in escrow for the benefit of Rental Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits.

         Intangible Assets at March 31, 1998 is primarily comprised of goodwill related to the acquisition of the Third Party Management Business and management contracts on a portfolio of properties, net of amortization of approximately $114,000 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS"). In addition, Intangible Assets includes deferred financing costs of $2.5 million at March 31, 1998. The deferred financing costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

                          LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1  BASIS OF PRESENTATION (cont'd)

         Prepaids and Other assets at March 31, 1998 include $1.8 million of deferred offering costs. In addition, Prepaids and Other assets consists of $1.6 million of prepaid insurance and real estate taxes, approximately $277,000 of utility and other deposits and approximately $665,000 of other prepaid expenses.

Investments in and Advances to Unconsolidated Partnerships
----------------------------------------------------------

         Investments in and Advances to Unconsolidated Partnerships represent the Company's general partners' interest in and advances to Unconsolidated Partnerships. The carrying value represents the allocation of the estimated fair value of the underlying real estate assets as of the Effective Date or, if later, date of purchase or investment. The contractual amounts of the receivables are significantly more than the recorded carrying values.

         Prior to November 1, 1997, the Company accounted for its investments by the cost method. Effective November 1, 1997, based on Lexford, Inc.'s Board of Directors' decision to seek to acquire ownership of third party equity interests in substantially all of the Unconsolidated Partnerships, the Company began accounting for its investments on the equity method. The Company's share of net income of the Unconsolidated Partnerships, amounted to approximately $3,400 for the first quarter of 1998, and is classified and combined with fee based revenues in the consolidated statement of income.

         In the first quarter of 1998, the Company invested in a joint venture with a developer for the construction of an apartment community. The investment of $3.4 million is included in Investments in and Advances to Unconsolidated Partnerships at March 31, 1998.

Reclassifications
-----------------

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Provision for Income Taxes
--------------------------

         The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1998. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes at least 95% of its REIT taxable income and satisfies a number of organizational ownership and operational requirements. In addition, primarily due to its organization as a Maryland real estate investment trust, the Company believes it will not be subject to state income taxes in jurisdictions where the Properties are located. Therefore, the Consolidated Statement of Income for the three months ended March 31, 1998 does not include a provision for Federal or state income taxes.

Sale of Third Party Management Business
---------------------------------------

         Due to the non-qualified REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained a majority of Lexford Properties, Inc.'s former executive officers, training programs and property management systems to facilitate improved

                          LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1  BASIS OF PRESENTATION (cont'd)

management of the Company's Properties as well as management agreements for 14 Unconsolidated Partnerships. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

         The original merger agreement for the acquisition of Lexford Properties, Inc. (the former owner of the Third Party Management Business) included a provision that approximately $9.0 million, or 900,000 shares (valued at the time of acquisition), of the purchase price was subject to forfeiture in whole or in part in the event the Third Party Management Business did not achieve certain profitability criteria by December 31, 1999. On March 13, 1998, the Company negotiated a settlement with the prior shareholders of Lexford Properties, Inc. whereby 300,000 of the 900,000 shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 shares. The release of the 300,000 shares resulted in a $3.0 million charge in the first quarter of 1998.

         The Company adjusted the carrying value of goodwill associated with the original acquisition of the Third Party Management Business by writing off $2.0 million of goodwill. Due to the reclassification of the Third Party Management Business as Held for Sale, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale. The above charges totaling $6.3 million have been classified as Provision for Loss on Sale of Third Party Management Business.

         Lexford Properties, Inc. formed a subsidiary, Lexford Property Management, Inc. ("LPM") and contributed all of its interests in its management contracts for multifamily apartment communities owned entirely by third parties (other than its management contracts acquired in December 1997 on a portfolio of 14 Unconsolidated Partnerships) to LPM in exchange for all of LPM's issued and outstanding preferred stock.

         Effective as of April 1, 1998, the Company sold its entire preferred stock interest in LPM to a company formed to acquire the Third Party Management Business by FSC Realty LLC, a company affiliated with Stanley R. Fimberg, a consultant to, and Trustee of, the Company at the time of the sale, Ralph V. Williams, a consultant to the Company at the time of the sale and Bruce Woodward, an executive officer of Lexford Properties, Inc. at the time of the sale. As a result of the sale, each of Messrs. Fimberg, Williams and Woodward severed their respective consulting and employment relationships with the Company. Mr. Fimberg remains a Trustee of the Company. Each of Messrs. Fimberg, Williams and Woodward were also former beneficial equity owners of Lexford Properties, Inc. prior to the Company's original acquisition of the Third Party Management Business in August 1996. The Company received a promissory note in the principal amount of $1.83 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. Mr. Fimberg did not participate in the Company's decision to sell the Third Party Management Business. Management believes that the terms for the sale of the Third Party Management Business are representative of terms which would have been available from an unrelated purchaser.

Non-recurring Costs
-------------------

         Non-recurring Costs were approximately $1.8 million for the three months ended March 31, 1998. Approximately $1.6 million of the charge related to the retirement plan for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of

                          LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1  BASIS OF PRESENTATION (cont'd)

$225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and the Executive Deferred Compensation Rabbi Trust (the "Rabbi Trust") for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

Rabbi Trust
-----------

         The Company established the Rabbi Trust in 1997. The Rabbi Trust was established to permit executive officers and trustees to defer taxes on awards of Company shares. The Rabbi Trust is restricted to holding Company shares or cash equivalents. In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a tentative conclusion on Issue No. 97-14, Accounting for Deferred Compensation Arrangements. The EITF concluded that the deferred compensation liability and the securities must be consolidated by the Company and carried on the Company's balance sheet. Further, the Company's common shares held in the Rabbi Trust should be accounted for as treasury shares by the Company. The Company has applied EITF No. 97-14 on a prospective basis commencing in the first quarter of 1998. At March 31, 1998, 722,664 vested shares in the Company's Rabbi Trust are included in weighted average shares outstanding for earnings per share purposes and 292,443 non-vested shares held in the Rabbi Trust are excluded from weighted average shares outstanding for earnings per share purposes.

Earnings Per Share
------------------


         In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform with the Statement 128 requirements. Earnings per share amounts have also been restated to reflect the two for one share exchange resulting from the merger of Lexford, Inc. with and into the Company.

         The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common shares and stock option dilutive potential.

                          LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1  BASIS OF PRESENTATION (cont'd)

                                                                                 March 31,

                                                                        1998                  1997
                                                                   -------------         ------------
Numerator for Basic and Diluted Earnings Per Share:
         Net Income/(Loss)                                         $  (6,888,203)        $  1,276,038
                                                                   =============         ============

Denominator:
         Denominator for Basic Earnings Per Share -
         Weighted Average Shares                                       8,589,187            7,895,270
         Effect of Dilutive Securities:
         Stock Options (1)                                                     0              231,626
         Time Vesting Restricted Share Awards                             57,825               61,334
                                                                   -------------         ------------
     Dilutive Potential Common Shares                                     57,825              292,960
                                                                   -------------         ------------

     Denominator for Diluted Earnings Per Share -
     Adjusted Weighted Average Shares                                  8,647,012            8,188,230
                                                                   =============         ============

Basic Earnings Per Share:
     Net Income/(Loss)                                             $       (0.80)        $       0.16
                                                                   =============         =============
Diluted Earnings Per Share:
     Net Income/(Loss)                                             $       (0.80)        $       0.16
                                                                   =============         =============

         (1) Stock Options for 257,258 shares were excluded from diluted earnings per share for the period ended March 31, 1998 because the Company recognized a net loss for the quarter.

         In August 1996, the Company issued 1.4 million shares in connection with the acquisition of Lexford Properties, Inc., 900,000 shares of which were subject to forfeiture in whole or in part. The 900,000 contingent shares were excluded from the weighted average shares outstanding. On March 13, 1998, the Company negotiated a settlement whereby 300,000 of the contingent shares were released in exchange for the forfeiture and cancellation of the remaining 600,000 shares. The 300,000 shares released are included in the weighted average shares outstanding during the first quarter of 1998 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

NOTE 2 PROPERTY ACQUISITIONS

         In conjunction with its determination to elect REIT status, the Company initiated a consolidation plan, the purpose of which was to minimize third party equity interests in the Unconsolidated Partnerships owning apartment communities (the "Consolidation Plan"). Through the first quarter of 1998, the Company had acquired the entire equity ownership interest in 287 former Unconsolidated Partnerships. The acquisition of the 287 former Unconsolidated Partnerships was effective as of January 31, 1998. Therefore, the results of operations of the 287 Properties for the two months ended March 31, 1998 are included in the consolidated financial statements of the Company.

         Effective as of April 1, 1998, the Company acquired the entire ownership interest in an additional 37 Unconsolidated Partnerships that owned 39 Properties, which are accounted for under the equity method in the first quarter of 1998. The Company has commenced making cash payments to the former partners of the 287 former Unconsolidated Partnerships totaling $21.3 million, and will be making cash payments of $13.9 million to the partners of the 37 former Unconsolidated Partnerships acquired effective as of April 1, 1998. The acquired former Unconsolidated Partnerships are now classified as Rental Properties.

                        LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 2 PROPERTY ACQUISITIONS (cont'd)

         The acquisition of the 287 former Unconsolidated Partnerships was recorded as a purchase. The purchase price of $378.1 million was comprised of $21.3 million to purchase former partners' equity interests, $39.9 million of carrying value of investments in and advances to the 287 former Unconsolidated Partnerships and the assumption of $316.9 million of non-recourse mortgage debt on the acquired Properties (SEE NOTE 5).

NOTE 3 MORTGAGE DEBT

         As of the Effective Date, the mortgages on certain Rental Properties were restated to estimated fair value (the "Carrying Value") if the Fresh Start value of the respective Rental Property was less than the outstanding principal amount of its mortgage. The difference between the Carrying Value of each such mortgage and the full unpaid principal amount thereof is characterized as a "Mortgage Deficiency" for Fresh Start purposes. Although the value of the Rental Properties may have increased since the Effective Date, the Carrying Values of the mortgages and the Rental Properties have not been adjusted. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated or assumed following the Effective Date are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Rental Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Rental Properties contain cross collateral and cross default provisions; however, all of the mortgage loans secured by the Rental Properties are non-recourse to the Company.

         The outstanding non-recourse mortgage debt on the Rental Properties, including the mortgage debt assumed in relation to the acquisition of the 287 former Unconsolidated Partnerships at March 31, 1998 and December 31, 1997 is as follows:


                                              March 31,            December 31,
                                                1998                   1997
                                           --------------        ---------------
Contractual Mortgage Payable               $  465,309,694        $  150,284,725
Mortgage Deficiency                            (7,547,894)           (7,647,851)
                                           --------------        --------------
                                           $  457,761,800        $  142,636,874
                                           ==============        ==============

         Approximately $169.6 million of the contractual mortgage debt is prepayable at March 31, 1998. Subject to available financing, the Company intends to prepay the subject mortgage debt. Any prepayment of mortgage debt at the contractual value will result in an extraordinary charge equal to the amount of Mortgage Deficiency associated with such debt.

NOTE 4  RELATED PARTY TRANSACTIONS

         The Company manages all but one of the Unconsolidated Partnerships. The Company also provides various ancillary services, including renter's insurance to residents. The Company earned fee based revenues from the Unconsolidated Partnerships of approximately $1.5 million and $3.0 million for the three months ended March 31, 1998 and 1997, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Unconsolidated Partnerships. Approximately $167,000 and $1.9 million of the Accounts Receivable were due from the Unconsolidated Partnerships as of March 31, 1998 and December 31, 1997, respectively. The decline in the accounts receivable is due in part to the acquisition of the 287 former Unconsolidated Partnerships and is also due to the timing of the

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4  RELATED PARTY TRANSACTIONS (cont'd)

billing and collection of annual insurance premiums collected and paid by the Company on behalf of the Unconsolidated Partnerships. Fee Based Revenues and Accounts Receivable related to the Rental Properties are eliminated in consolidation.

         The Company advanced to Unconsolidated Partnerships approximately $120,000 in the first three months of 1998 as compared to approximately $128,000 in the first three months of 1997. These advances were debited to Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS").

NOTE 5 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS

         The unaudited pro forma condensed consolidated income statements are based upon a combination (giving effect to appropriate intercompany eliminations and adjustments) of (a) the historical financial statements of the Company and
(b) the combined statements of revenue and expenses of the 326 acquired Properties, giving pro forma effect to the acquisition of the 324 former Unconsolidated Partnerships. The unaudited pro forma condensed consolidated income statements are presented as if the above transactions had occurred at the beginning of each period presented. The unaudited pro forma condensed consolidated income statements include, in the opinion of management, all adjustments necessary to present fairly the Company's pro forma results of operations and are based upon available information and certain assumptions considered reasonable under the circumstances. The unaudited pro forma condensed consolidated income statements do not purport to present what the Company's results of operations would actually have been had such events in fact occurred at the beginning of the periods indicated above or to project the Company's results of operations for any future date or period.


                                                                               Three Months Ended March 31,
Pro Forma Condensed Consolidated Income Statements                            1998                  1997
--------------------------------------------------------------             (unaudited)           (unaudited)
                                                                         (In thousands)         (In thousands)
                                                                         --------------         -------------
REVENUES:
   Rental Revenues                                                       $       36,603         $      35,121
   Fee Based and Interest Income                                                  2,397                 2,564
                                                                         --------------         -------------
                                                                                 39,000                37,685
EXPENSES:                                                                --------------         -------------
   Property Operating and Maintenance                                            11,586                11,286
   Real Estate Taxes and Insurance                                                2,965                 3,258
   Property Management                                                            3,923                 4,054
   Administration                                                                 1,515                 1,039
   Non-recurring Costs                                                            1,808                   250
   Interest                                                                      11,693                12,027
   Depreciation and Amortization                                                  5,944                 5,476
   Provision for Loss on Sale of Third Party Management Business                  6,300                     0
                                                                         --------------         -------------
                                                                                 45,734                37,390
                                                                         --------------         -------------
Income/(Loss) before Gain on Disposal of Assets and Income Taxes                 (6,734)                  295
   Provision for Income Taxes                                                         0                  (139)
   Gain on Disposal of Assets                                                        89                    68
                                                                         --------------         -------------
Net Income/(Loss)                                                        $       (6,645)        $         224
                                                                         ==============         =============

Basic Earnings/(Loss) Per Share                                          $        (0.77)        $        0.03
                                                                         ==============         =============
Diluted Earnings/(Loss) Per Share                                        $        (0.77)        $        0.03
                                                                         ==============         =============

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
(cont'd)

         The pro forma income statements for the three months ended March 31, 1998 and 1997 assume that all 324 Partnerships acquired in 1998 were purchased as of January 1, 1998, and 1997, respectively.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The following discussion explains material changes in the Company's results of operations, comparing the three months ended March 31, 1998 and 1997, respectively, and significant developments affecting the Company's financial condition since the end of 1997. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

           RENTAL REVENUES are derived from the Rental Properties which own and operate apartment communities. Rental Revenues increased approximately $15.5 million, or 152%, for the three months ended March 31, 1998, as compared to the same period in 1997. The majority of the increase, $15.3 million, or 150%, is related to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998. On a comparable unit basis (111 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit during the three month period increased from $427 in 1997 to $435 in 1998.

           FEE BASED REVENUES are comprised of management services and investment management revenues generated from services provided to Unconsolidated Partnerships, third party owners and residents at the Properties. Management services revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and property management services provided to third party property owners (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS "SALE OF THIRD PARTY MANAGEMENT BUSINESS"). The Company's wholly-owned subsidiary, Lexford Properties, Inc., also provides ancillary services to the Unconsolidated Partnerships, including a "Preferred Resource" discount buying program and laundry services. Lexford Properties enters into group buying, volume discount contracts with major vendors. Lexford Properties receives a discount from vendors for every purchase made through the Preferred Resource program, as well as a rebate from residents' use of laundry equipment. Investment management revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring.

           The following are the major components of management services revenues and investment management fee-based revenues for the three months ended March 31, 1998 as compared to the same period in 1997 (certain amounts previously reported have been reclassified herein between management services and Preferred Resource for all periods presented):


                                                         Three Months Ended
                                                              March 31
                                                           (In thousands)
                                                   ----------------------------
                                                        1998           1997
                                                   -------------  -------------
Management Services:
  Property Management Services:
      Unconsolidated Partnerships                  $       1,169  $       2,227
      Third Party                                            861          1,039
  Preferred Resource Revenues                                226            440
                                                   -------------  -------------
Total Management Services Revenues                         2,256          3,706
                                                   -------------  -------------
Investment Management:
  Partnership Administration & Other Fees                    142            288
  Loan Refinancing and Restructuring Fees                      0             49
                                                   -------------  -------------
Total Investment Management Fee Revenues                     142            337
                                                   -------------  -------------
Total Fee Based Revenues                           $       2,398  $       4,043
                                                   =============  =============

           FEE BASED REVENUES decreased approximately $1.6 million, or 41%, for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease for the three month period was almost entirely due to the elimination of fee based revenues related to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998. Preferred Resource revenues decreased approximately $214,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The decrease was due to the classification of vendor rebates on purchases made during February and March 1998 on the 287 former Unconsolidated Partnerships as an offset to maintenance expense instead of revenues.

           INTEREST INCOME decreased approximately $1.5 million, or 58%, for the three months ended March 31, 1998, as compared to the same period in 1997. Interest Income is primarily derived from the interest collected or accrued on the recorded value of Investments in, and Advances to, Unconsolidated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The decrease in Interest Income was primarily due to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998.

           PROPERTY OPERATING AND MAINTENANCE increased approximately $4.9 million, or 144%, for the three months ended March 31, 1998, as compared to the same period in 1997. The majority of the increase is related to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998. On a comparable unit basis, Property Operating and Maintenance expense from the 111 Rental Properties in operation for both periods increased approximately $282,000, or 8.7%, due to a write-down of approximately $400,000 in insurance claim receivables.

           REAL ESTATE TAXES AND INSURANCE expense increased approximately $1.1 million, or 112%, for the three months ended March 31, 1998, as compared to the same period in 1997. The increase was due to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998. Real Estate Taxes and Insurance expense from the 111 Rental Properties in operation for both periods decreased approximately $61,000, or 6.2%, for the three months ended March 31, 1998 as compared to the same period in 1997. The decrease related to reduced insurance premiums upon the renewal of insurance policies.

           PROPERTY MANAGEMENT expense decreased approximately $131,000 for the three months ended March 31, 1998, as compared to the same period in 1997. Property Management expense remained relatively constant as a result of the comparability of the Properties managed during both periods. The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties.

           ADMINISTRATION EXPENSES increased approximately $472,000 for the three months ended March 31, 1998, as compared to the same period in 1997. The increase in administration expenses was primarily due to compensation and relocation costs in relation to hiring the Company's Senior Vice President, General Counsel and Secretary.

           NON-RECURRING COSTS were approximately $1.8 million for the three months ended March 31, 1998. Approximately $1.6 million of the charge related to the retirement plan for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Deferred Compensation Plan and Rabbi Trust for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

           INTEREST EXPENSE for mortgages on the Rental Properties increased approximately $4.4 million for the three months ended March 31, 1998, as compared to the same period in 1997. The majority of the increase was due to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998. On a comparable unit basis, Interest Expense from the 111 Rental Properties in operation for both periods remained relatively constant at $3.4 million. Interest Expense on the Company's revolving and term credit line decreased approximately $8,500 for the three month comparative periods. This decrease is due primarily to the decline in the average principal amount outstanding under the Company's credit facility. Although $21.7 million was outstanding at March 31, 1998 as compared to $7.4 million at March 31, 1997, the increase in the principal amount outstanding did not occur until the end of the first quarter in conjunction with the acquisition of the 287 former Unconsolidated Partnerships.

           DEPRECIATION AND AMORTIZATION EXPENSE increased approximately $2.7 million for the three months ended March 31, 1998, as compared to the same period in 1997. The increase is due primarily to a non-recurring $307,000 amortization adjustment to the value of a land lease and approximately $2.3 million is related to depreciation on the 287 former Unconsolidated Partnerships acquired effective as of January 31, 1998.

           PROVISION FOR LOSS ON SALE OF THIRD PARTY MANAGEMENT BUSINESS was $6.3 million for the three months ended March 31, 1998. Due to the non-qualifying REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management contracts for 14 Unconsolidated Partnerships acquired in December 1997, a majority of Lexford Properties, Inc.'s former executive officers, training programs and property management systems to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

           The original merger agreement for the acquisition of Lexford Properties, Inc. (the former owner of the Third Party Management Business) included a provision that approximately $9.0 million, or 900,000 shares (valued at the time of acquisition), of the purchase price was subject to forfeiture in whole or in part in the event the Third Party Management Business did not achieve certain profitability criteria by December 31, 1999. On March 13, 1998, the Company negotiated a settlement with the prior shareholders of Lexford Properties, Inc. whereby 300,000 of the 900,000 shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 shares. The release of the 300,000 shares resulted in a $3.0 million charge in the first quarter of 1998.

           The Company adjusted the carrying value of goodwill associated with the original acquisition of the Third Party Management Business by writing off $2.0 million of goodwill. Due to the reclassification of the Third Party Management Business as Held for Sale, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale.

           Lexford Properties, Inc. formed a subsidiary, Lexford Property Management, Inc. ("LPM"), and contributed all of its interests in its management contracts for multifamily apartment communities owned entirely by third parties (other than its management contracts on a portfolio of 14 properties acquired in December 1997) to LPM in exchange for all of LPM's issued and outstanding preferred stock.

           Effective as of April 1, 1998, the Company sold its entire preferred stock interest in LPM to a company formed to acquire the Third Party Management Business by FSC Realty, LLC, a company affiliated with Stanley R. Fimberg, a consultant to, and Trustee of, the Company at the time of the sale, Ralph V. Williams, a consultant to the Company at the time of the sale and Bruce Woodward, an executive officer of Lexford Properties, Inc. at the time of the sale. As a result of the sale, each of Messrs. Fimberg, Williams and Woodward severed their respective consulting and employment relationships with the Company. Mr. Fimberg remains a Trustee of the Company. Each of Messrs. Fimberg, Williams and Woodward were also former beneficial equity owners of Lexford Properties, Inc. prior to the Company's original acquisition of the Third Party Management Business in August 1996.The Company received a promissory note in the principal amount of $1.83 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. Mr. Fimberg did not participate in the Company's decision to sell the Third Party Management Business. Management believes that the terms for the sale of the Third Party Management Business are representative of terms which would have been available from an unrelated purchaser.

           INCOME FROM DISPOSAL OF ASSETS increased approximately $21,000 for the three months ended March 31, 1998, as compared to the same period in 1997. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. Income from Disposal of Assets is not a recurring, long term source of revenue.

Earnings before Interest, Taxes, Depreciation and Amortization

           EBITDA is computed as net income before disposal of properties and minority interests plus interest expense, taxes and depreciation and amortization. Recurring EBITDA is computed as EBITDA, as adjusted for non-recurring items. Adjusted EBITDA is computed as Recurring EBITDA plus principal payments of receivables from Unconsolidated Partnerships less interest on Rental Property mortgage debt. Management believes that, in addition to cash flows and net income, Recurring EBITDA is a useful financial performance measure for assessing the operating performance of an equity REIT because, together with net income and cash flows, Recurring EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to make distributions to shareholders. To evaluate Recurring EBITDA and the trends it depicts, the components of Recurring EBITDA, such as rental and other revenues, operating and maintenance expenses, real estate taxes and general and administrative expenses, should be considered. Excluded from Recurring EBITDA are financing costs such as interest expense as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, Recurring EBITDA does not represent net income or cash flows provided by (used in) operating, financing and investing activities as defined by Generally Accepted Accounting Principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.


                                                                                  For the Three Months Ended
                                                                                            March 31,
                                                                                          (In thousands)
                                                                                    -------------------------
                                                                                        1998         1997
                                                                                    -----------    ----------
EBITDA                                                                              $     5,261    $    7,106
------                                                                              -----------    ----------
         Provision for Loss on Sale of Third Party Management Business                    6,300             0
         Loan Fees                                                                            0          (49)
         Reserve for Non-Operating Receivables                                              400             0
         Non-recurring Costs                                                              1,808           250
                                                                                    -----------    ----------
Recurring EBITDA                                                                         13,769         7,307
----------------                                                                    -----------    ----------
         Interest on Mortgage Loans to Rental Properties                                (7,887)       (3,447)
         Second Mortgage Principal Amortization                                             212             0
                                                                                    ===========    ==========
Adjusted EBITDA                                                                     $     6,094        $3,860
---------------                                                                     ===========    ==========

         Adjusted EBITDA increased approximately $2.2 million, or 56.0%, for the three months ended March 31, 1998, as compared to the same period in 1997. The increase in Adjusted EBITDA was primarily related to the acquisition of the 287 former Unconsolidated Partnerships.

Funds from Operations

         Funds from Operations ("Funds from Operations" or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures)), further adjusted by the Company to eliminate expenses attributable to certain non-cash share awards and compensation, operations from sold properties and certain non-recurring expenditures. In addition to cash flows and net income, management considers FFO to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of an entity to fund acquisitions and other capital expenditures and to make distributions to shareholders. However, FFO does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements and distributions to shareholders. FFO does not actually represent the cash made available to investors during any particular period. FFO also does not represent cash flows provided by (used in) operating, investing or financing activities as determined in accordance with GAAP. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.




                                                                            Funds From Operations
                                                                            ---------------------
                                                                         For the Three Months Ended
                                                                                 March 31,
                                                                               (In thousands)
                                                                         -------------------------
                                                                               1998          1997
                                                                         -----------   -----------
Net Income/(Loss)                                                        $   (6,888)   $     1,276
                                                                         -----------   -----------
         Real Estate Depreciation                                              3,473         1,150
         Income from Asset Disposals                                            (89)          (68)
         Non-Cash Share Compensation                                             511           151
         Non-Recurring Items                                                   1,808           250
         Provision for Loss on Sale of
              Third Party Management Business                                  6,300             0
         Reserve for Non-Operating Receivables                                   400             0
         Amortization Associated with Land
              Lease and Goodwill                                                 388            77
         Capitalization of Replacement
              Items Recorded in the Third Quarter of 1997                          0           204
         Provision for Income Taxes                                                0           816
                                                                         -----------   -----------
                                                                         $     5,903   $     3,856
                                                                         ===========   ===========


         FFO increased approximately $2.0 million, or 53.0%, as compared to the same period in 1997. The increase in FFO was principally due to the acquisition of the 287 former Unconsolidated Partnerships effective as of January 31, 1998.

Same Store Property Operating Results

         The following table summarizes the unaudited combined operating results, excluding management and other fees charged by the Company, of the Properties the Company owns or has ownership interest in, for the three months ended March 31, 1998 and 1997 (SEE RESULTS OF OPERATIONS--RENTAL REVENUES):


                                                        For the Three Months Ended
                                                      -----------------------------
                                                       March 31,         March 31,
                                                         1998               1997
                                                      ---------         -----------
Statistical information
-----------------------
Properties                                                 501                501
Units                                                   32,973             32,973
Average Economic Occupancy                               91.5%              90.9%
Average Physical Occupancy                               93.2%              92.0%
Average Rent Collected/Unit/Month                         $432               $426




Financial Information (In thousands)
Revenues
  Rental Income                                        $      39,869     $       38,731
  Other Property Income                                        1,972              1,244
                                                       -------------     --------------
Total Revenues                                                41,841             39,975
                                                       -------------     --------------

Expenses
  Property Operating and Maintenance                          12,725             12,785
  Real Estate Taxes and Insurance                              3,535              3,819
  Major Maintenance (1)                                          725                696
  Other                                                          563                191
                                                       -------------     --------------
      Total Expenses                                          17,548             17,491
                                                       -------------     --------------
      Net Operating Income                                    24,293             22,484
                                                       -------------     --------------
  Interest - Mortgage                                         12,433             12,786
  Depreciation and Amortization                                6,183              5,806
                                                       -------------     --------------
  Income after Certain Expenses                        $       5,677     $        3,892
                                                       =============     ==============
Capital Expenditures                                   $       2,325     $        1,734
                                                       =============     ==============


         (1) The March 31, 1997 Major Maintenance and Capital Expenditures line items have been adjusted as if the capitalization policy that was revised in the third quarter of 1997 to include capitalization of certain replacement items had been in effect during the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Liquidity
         ---------

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity requirements of the Company.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased approximately $3.5 million for the three months ended March 31, 1998, as compared to the same period in 1997. The increase was due primarily to the acquisition of 287 former Unconsolidated Partnerships effective as of January 31, 1998.


         The other factors impacting the Company's cash flow in 1998 as compared to the same period in 1997 are discussed in "Results of Operations."

         REIT Election
         -------------

         After careful consideration and consultation with its legal, tax and financial advisers, the Company announced on December 19, 1997 that it would seek to elect to be taxed as a REIT. To help facilitate REIT qualification and to position itself to meet the expectations which management believes the capital markets apply to REITs, the Company engaged in the following transactions (collectively referred to as the "REIT Conversion"): (i) the merger of the Company's predecessor, Lexford, Inc., with and into the Company (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND PART II, ITEM 4), and
(ii) the sale of the Third Party Management Business. The REIT Conversion was structured so as to allow the Company to carry on the pre-existing business of owning and managing multifamily residential apartment communities but at the same time to take advantage of favorable Federal income tax consequences available to REITs. In addition, the Company believes the market valuations and access to capital markets are more favorable to REITs as compared to the traditional "C" corporation real estate operating companies. The Company believes its REIT status will enhance its ability to pursue its growth strategy.

         Credit Facility
         ---------------

         On September 30, 1997 the Company entered into an Amended and Restated Loan and Security Agreement with the Provident Bank. The amended revolving credit facility ("Facility"), is for $35 million and represents an increase to and replacement of all former revolving credit facilities with The Provident Bank (the "Bank"). The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, currently 8.5%, minus 1%. As of the end of the first quarter the outstanding balance under the Facility was $17.3 million. The increase was due to the costs to acquire the 287 former Unconsolidated Partnerships. The Company's former $7.0 million revolving line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") was converted into a term loan which matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of the end of the first quarter, the unpaid principal balance outstanding under the Acquisition Line was approximately $4.4 million. In the first quarter of 1998, the Company reached an agreement with the Bank to increase the Facility by $5.0 million to $40.0 million.

         The Company has obtained a commitment letter from BankBoston, N.A. for a two-year unsecured revolving line of credit level in the amount of up to $150.0 million ("New Credit Facility"), subject to customary terms and conditions, including the execution and delivery of definitive documentation and the Company's receiving new equity capital in the gross amount of at least $240.0 million. Pursuant to such commitment letter, borrowings under the New Credit Facility would bear interest at a floating rate equal to, at the Company's option, BankBoston, N.A.'s base rate or LIBOR plus 1.25% to 1.5% per annum depending upon the Company's leverage ratio.

         The Company's ability to borrow under the New Credit Facility would be subject to the Company's ongoing compliance with a number of financial and other covenants. The New Credit Facility will require that the Company maintain, among other things: (i) a ratio of total liabilities to total assets (defined as a multiple of EBITDA); (ii) a ratio of secured debt to total assets of not more than .47 to 1 until June 29, 1999 and .40 to 1 thereafter; (iii) a ratio of EBITDA (less non-cash charges and extraordinary items) to total interest expense (including capitalized interest and preferred share dividends) of at least 2 to 1; and (iv) a ratio of net operating cash flow to fixed charges of at least 1.75 to 1. The New Credit Facility also will, except under certain circumstances, (x) limit the Company's ability to make distributions of not more than 90% of its annual FFO; (y) prohibit the incurrence of recourse debt; and (z) limit the Company's investments, other than 100% ownership of income producing real estate, to not more than 15% of total assets. The Company intends to use the New Credit Facility principally for acquisitions, to repay selected mortgage indebtedness and for working capital purposes.

         Capital Expenditures
         --------------------

         The Company's non-real estate capital expenditures for the three months ended March 31, 1998 amounted to approximately $312,000 funded from cash flow and borrowings under the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility.

         The Company's capital expenditures for the three months ended March 31, 1998 amounted to approximately $1.4 million for the Rental Properties. In addition, approximately $298,000 of Major Maintenance and Replacement costs were expensed in the first quarter of 1998. These expenditures were funded from cash flow and maintenance escrow funds. The Company has identified 224 Properties (approximately 15,000 units) for which it believes disciplined capital spending will yield substantial rent and occupancy increases and attractive return on investment. Subject to available financing, the Company plans to invest approximately $36.0 million over the next five years on such Properties in excess of its targeted annual capital and major maintenance spending of $400 per unit.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          None.

Item 2.  Changes in Securities
         ---------------------

         (a) As a result of the merger of the Company's predecessor, Lexford, Inc., with and into the Company effected March 18, 1998, each share of Lexford, Inc. common stock previously outstanding was cancelled and converted into the right to receive two common shares of beneficial interest in the Company (the "Common Shares"). For a description of the rights of holders of Common Shares, reference is made to the text set forth under the captions "Description of Trust Shares" and "Comparison of Rights of Shareholders of the Company and Shareholders of the Trust" within the Company's Registration Statement on Form S-4, Registration No. 333-44251. A copy of such text is filed herewith as Exhibit 4.1.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held a special meeting of shareholders on March 3, 1998. At the meeting, the Company's shareholders:

         - Approved a proposal (the "Merger Proposal") to merge the Company's predecessor, Lexford, Inc., with and into the Company.

         The votes cast for, against, withheld and abstained on the Merger Proposal were as follows:

         3,802,289 votes were cast for the Merger Proposal, with 4,226 against and 13,260 abstentions.

Item 5.  Other Information
         -----------------

         This Form 10-Q contains certain forward-looking statements regarding prospects for (i) proposed mortgage loan repayments and capital improvements to Rental Properties, contingent, in all cases, upon available financing, (ii) possible improvements in net operating income from the Properties, (iii) the terms of the proposed New Credit Facility, and (iv) the Company's foreseeable capital and liquidity requirements and sources. The forward-looking statements represent management's good faith evaluations based, among other things, upon existing market, financial and economic conditions, as well as the continuing availability and satisfaction of conditions precedent to proposed financing arrangements and the physical condition of the Rental Properties. There can be no assurance that the forward-looking statements will prove to be correct. Any differences in actual results or developments may be material.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)    Exhibits


     EXHIBIT                                                                              SEQUENTIAL
       NO.                              DESCRIPTION                                          PAGE
  ------------     ---------------------------------------------         ---------------------------------------

       4.1          Statements re: Changes in Securities                  Filed as an Exhibit to this Form 10-Q

       4.2          Declaration of Trust of Lexford Residential           Incorporated by reference to Annex B
                    Trust ("Declaration")                                 to the Company's Registration
                                                                          Statement on Form S-4, Registration
                                                                          No. 333-44251 (the "S-4 Registration
                                                                          Statement")

       4.3          Articles of Amendment to the Declaration              Filed as an Exhibit to this Form 10-Q
                    dated March 14, 1998

       4.4          By-laws of Lexford Residential Trust                  Incorporated by reference to Annex B
                                                                          to S-4 Registration Statement

      10.1          First Amendment, dated February 1, 1998, to           Filed as an Exhibit to this Form 10-Q
                    Amended and Restated Loan Agreement dated
                    as of September 30, 1997 among The
                    Provident Bank and the Company and its
                    material subsidiaries

      10.2          Promissory Note, dated February 1, 1998,              Filed as an Exhibit to this Form 10-Q
                    issued by the Company and its material
                    subsidiaries in favor of The Provident Bank

      10.3          Corporation Record of Proceedings of the              Filed as an Exhibit to this Form 10-Q
                    Incorporator Shareholders and Directors of
                    Lexford Property Management, Inc., dated
                    February 20, 1998

      10.4          Stock Purchase Agreement, dated as of April           Filed as an Exhibit to this Form 10-Q
                    1, 1998, among the Company, the shareholders
                    of Lexford Property Management, Inc., and the
                    purchasers of the shares of Lexford Property
                    Management, Inc. and their affiliates.





     EXHIBIT                                                                              SEQUENTIAL
       NO.                              DESCRIPTION                                          PAGE
-------------   -------------------------------------------------        --------------------------------------
      10.5          Promissory Note, dated April 1, 1998, issued          Filed as an Exhibit to this Form 10-Q
                    by Brentwood-Lexford Properties, LLC and
                    Lexford Property Management, Inc., in favor
                    of Lexford Properties, Inc.

      11.1          Statement re: computation of Per Share                See Note 1 of Notes to Consolidated
                    Earnings                                              Financial Statements

       27           Financial Data Schedule                               Filed as an Exhibit to this Form 10-Q

         (b)    Reports on Form 8-K


(1) Report of Acquisition of 180 former Unconsolidated Partnerships filed February 17, 1998*
(2) Report of Acquisition of 107 former Unconsolidated partnerships filed March 2, 1998*
(3) Company's 1997 Audited Consolidated Financial Statements filed March 20, 1998 under cover of Form 8-K


*Rule 3-14 Audited Combined Financial Statements for 326 Rental Properties referred to in these Reports on Form 8-K (and an additional 39 Rental Properties previously owned by 37 Unconsolidated Partnerships acquired effective as of April 1, 1998), were subsequently filed as part of a Report on Form 8-K filed on April 20, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LEXFORD RESIDENTIAL TRUST
                                 (Registrant)



Dated: May 14, 1998        By:   /s/ John B. Bartling, Jr.
                                ----------------------------------------------
                                 John B. Bartling, Jr.
                                 President and Chief Executive Officer


Dated: May 14, 1998        By:   /s/ Mark D. Thompson
                                ----------------------------------------------
                                 Mark D. Thompson
                                 Executive Vice President and Chief Financial
                                  Officer
                                 (Principal Accounting Officer)


Dated: May 14, 1998        By:   /s/ Ronald P. Koegler
                                ----------------------------------------------
                                 Ronald P. Koegler
                                 Vice President and Controller