Form 10-Q
period 1998-06-30
LEXFORD RESIDENTIAL TRUST /MD/
filed 1998-08-12
CIK 1053246

================================================================================

                        SECURITY AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     (Mark One)
            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

            [ ]   TRANSITION REPORT PERSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-13951

                            ------------------------

                            LEXFORD RESIDENTIAL TRUST
             (Exact Name of Registrant as Specified in its Charter)


           MARYLAND                                              31-4427382

(State or other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)


                        41 SOUTH HIGH STREET, SUITE 2410
                              COLUMBUS, OHIO 43215
           (Address of Principal Executive Offices including Zip Code)

                                 (614) 242-3850
              (Registrant's Telephone Number, including Area Code)

                          -----------------------------

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of July 30, 1998 there were 9,499,675 common shares of beneficial interest issued and outstanding.

                            Exhibit Index on page 27

================================================================================

                                   LEXFORD RESIDENTIAL TRUST

                                             INDEX
PART I  -  FINANCIAL INFORMATION                                                    Page No.
                                                                                    --------
Item 1.    Financial Statements:
           Consolidated Balance Sheets as of June 30, 1998
               (Unaudited) and December 31, 1997 (Audited)                              3

           Consolidated Statements of Income for the
               Three and Six Months Ended June 30, 1998 and 1997 (Unaudited)            4

           Consolidated Statement of Shareholders' Equity
               for the Six Months Ended June 30, 1998 (Unaudited)                       5

           Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1998 and 1997 (Unaudited)                    6 - 7

           Notes to Consolidated Financial Statements                                 8 - 16

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                             17 - 26

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                           27

Item 2.     Changes in Securities                                                       27

Item 3.     Defaults upon Senior Securities                                             27

Item 4.     Submission of Matters to a Vote of Security Holders                         27

Item 5.     Other Information                                                           27

Item 6.     Exhibits and Reports on Form 8-K                                         27 - 28

Signatures                                                                              28

                                              LEXFORD RESIDENTIAL TRUST

                                             CONSOLIDATED BALANCE SHEETS
                                         AS OF JUNE 30, 1998 (UNAUDITED) AND
                                             DECEMBER 31, 1997 (AUDITED)
                                                                                       June 30,        December 31,
                                                                                         1998              1997
                                                                                     ------------------------------
                                   ASSETS
Rental Properties (Note 2):
   Land ........................................................................     $ 59,926,288      $ 23,124,313
   Buildings, Improvements and Fixtures ........................................      536,282,499       138,244,903
                                                                                     ------------      ------------
                                                                                      596,208,787       161,369,216
   Accumulated Depreciation ....................................................      (18,013,114)       (9,151,786)
                                                                                     ------------      ------------
                                                                                      578,195,673       152,217,430
Investments in and Advances to Unconsolidated Partnerships, net of an allowance of $1.6 and $2.6 million at June 30, 1998 and December 31,1997, Respectively
    (Note 1) ...................................................................       12,589,958        57,111,374
Cash (Note 1) ..................................................................          145,924         2,568,890
Accounts Receivable, Affiliates (net of an allowance of $428,534 and $941,521 at
    June 30, 1998 and December 31, 1997, Respectively), Residents and Other
    (Note 4) ...................................................................        2,712,477         4,898,993
Furniture, Fixtures and Other, Net .............................................        2,023,079         1,719,521
Funds Held in Escrow (Note 1) ..................................................       24,496,562        11,887,936
Intangible Assets (Note 1) .....................................................        6,645,839         9,200,531
Prepaids and Other (Note 1) ....................................................        6,915,023         1,992,921
                                                                                     ------------      ------------
                                                                                     $633,724,535      $241,597,596
                                                                                     ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
   Non Recourse Mortgages (Note 3) .............................................     $501,479,672      $142,636,874
   Revolving/Term Debt .........................................................       27,910,418         7,361,682
                                                                                     ------------      ------------
                                                                                      529,390,090       149,998,556
                                                                                     ------------      ------------
Accounts Payable ...............................................................          522,613         1,287,753
Accrued Interest, Real Estate and Other Taxes ..................................       12,505,998         3,719,625
Other Accrued Expenses .........................................................        7,917,861         8,241,526
Other Liabilities ..............................................................        8,208,720         3,503,640
Deferred Compensation (Note 1) .................................................       10,697,149                 0
                                                                                     ------------      ------------
   Total Liabilities ...........................................................      569,242,431       166,751,100
                                                                                     ------------      ------------
Shareholders' Equity (Note 1):
    Preferred Shares, $.01 par value, 5,000,000 Shares Authorized, Unissued ....                0                 0
    Common Shares, $.01 par value, 50,000,000 Shares Authorized, 9,374,131 and 8,493,648 Shares Issued and Outstanding, at June 30, 1998 and
       December 31,1997, Respectively ..........................................           93,741            84,936
Additional Paid-in Capital .....................................................       63,968,559        54,137,777
Retained Earnings ..............................................................       14,803,746        20,623,783
Less Cost of Treasury Shares (Note 1) ..........................................      (14,383,942)                0
                                                                                     ------------      ------------
                                                                                       64,482,104        74,846,496
                                                                                     ------------      ------------
                                                                                     $633,724,535      $241,597,596
                                                                                     ============      ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               LEXFORD RESIDENTIAL TRUST

                                           CONSOLIDATED STATEMENTS OF INCOME
                                             FOR THE THREE AND SIX MONTHS
                                             ENDED JUNE 30, 1998 AND 1997
                                                      (UNAUDITED)
                                                        Three Months Ended June 30,        Six Months Ended June 30,
                                                            1998            1997             1998             1997
                                                        -----------     -----------      -----------      -----------
Revenues:
    Rental and Other Property Revenues ............     $37,094,293     $10,441,946      $62,788,092      $20,628,978
    Fee Based .....................................         829,367       4,039,502        3,161,036        8,082,757
    Income from Unconsolidated Partnerships .......         462,975       2,543,987        1,635,614        5,146,242
                                                        -----------     -----------      -----------      -----------
                                                         38,386,635      17,025,435       67,584,742       33,857,977
Expenses:
    Property Operating and Maintenance ............      11,806,757       3,603,660       20,112,555        7,001,311
    Real Estate Taxes and Insurance ...............       3,012,712       1,000,068        5,097,774        1,983,285
    Property Management ...........................       2,838,186       3,903,743        6,761,523        7,958,222
    Administration ................................       1,535,758       1,322,969        3,050,179        2,364,687
    Performance Equity Plan (Note 1) ..............         829,500            --            829,500             --
    Non-recurring Costs (Note 1) ..................            --              --          1,808,181          250,000
    Interest-Non Recourse Mortgages ...............      11,221,870       3,489,441       19,109,261        6,936,527
    Interest-Revolving/Term Debt ..................         419,074         137,395          580,470          307,324
    Depreciation and Amortization .................       5,815,158       1,475,372       10,005,249        2,940,442
    Loss on Sale of Third Party Management Business
    (Note 1) ......................................            --              --          6,300,000             --
                                                        -----------     -----------      -----------      -----------
                                                         37,479,015      14,932,648       73,654,692       29,741,798
                                                        -----------     -----------      -----------      -----------

Income/(Loss) Before Gain on Disposal of Assets and
Income Taxes ......................................         907,620       2,092,787       (6,069,950)       4,116,179
Provision for Income Taxes (Note 1):
    Credited to Additional Paid-in Capital ........            --          (958,200)            --         (1,674,000)
    Current .......................................            --          (100,000)            --           (200,000)
Gain on Disposal of Assets - Net ..................         160,546         620,910          249,913          689,356
                                                        -----------     -----------      -----------      -----------
Income/(Loss) Before Extraordinary Item ...........       1,068,166       1,655,497       (5,820,037)       2,931,535
Extraordinary Loss, Net of Income
    Tax Benefit of $115,000 (Note 3) ..............            --          (180,534)            --           (180,534)
                                                        -----------     -----------      -----------      -----------
Net Income/(Loss) .................................     $ 1,068,166     $ 1,474,963      $(5,820,037)     $ 2,751,001
                                                        ===========     ===========      ===========      ===========
Basic Earnings Per Share:
   Net Income/(Loss) ..............................     $       .12     $       .19      $      (.66)     $       .35
                                                        ===========     ===========      ===========      ===========
Diluted Earnings Per Share:
    Net Income/(Loss) .............................     $       .11     $       .18      $      (.66)     $       .34
                                                        ===========     ===========      ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                             LEXFORD RESIDENTIAL TRUST

                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                FOR THE SIX MONTHS
                                                ENDED JUNE 30, 1998
                                                    (UNAUDITED)
                                   Common Shares
                                -------------------                                  Less Cost of
                                                       Additional       Retained       Treasury
                                  Shares     Amount  Paid-in Capital    Earnings        Shares          Total
                                --------------------------------------------------------------------------------
Balance, January 1, 1998        8,493,648   $84,936    $54,137,777     $20,623,783   $          0    $74,846,496

Adjust for unvested shares
held in the Rabbi Trust
(Note 1)                          311,110     3,111      4,513,082                     (4,516,193)             0

Deferred Compensation
liability for vested
shares held in the Rabbi
Trust (Note 1)                    107,600     1,076      1,487,760                     (9,867,749)    (8,378,913)

Contingent shares issued
in connection with Lexford
Properties, Inc.
acquisition released in
exchange for forfeiture of
600,000 unvested shares
(Note 1)                          300,000     3,000      2,997,000                                     3,000,000

Exercise of options under
non-qualified stock option
plan                              158,237     1,582        763,284                                       764,866

Trustee Restricted Stock
Plan shares (Note 1)                3,536        36         69,656                                        69,692

Net Loss for the period                                                 (5,820,037)                   (5,820,037)
                                ---------   -------    -----------     -----------   ------------    -----------
Balance, June 30, 1998          9,374,131   $93,741    $63,968,559     $14,803,746   $(14,383,942)   $64,482,104
                                =========   =======    ===========     ===========   ============    ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 LEXFORD RESIDENTIAL TRUST

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                        (UNAUDITED)
                                                                                               Six Months Ended June 30,
                                                                                                1998              1997
                                                                                            -----------------------------
Cash Flows provided by/(used in) Operating activities:
   Net Income/(Loss) ..................................................................     $ (5,820,037)     $ 2,751,001
   Adjustments to reconcile Net Income/(Loss) to Net Cash
     provided by Operating activities:
       Depreciation ...................................................................        9,167,307        2,557,326
       Amortization ...................................................................          837,942          383,116
       Loss on Sale of Third Party Management Business ................................        6,300,000             --
       Provision for Losses on Accounts Receivable ....................................        1,086,756           68,082
       Loss on Debt Restructuring .....................................................             --            295,534
       Income from Disposal of Assets .................................................         (249,914)        (689,356)
       Provision for Income Taxes Credited to Additional Paid-In Capital ..............             --          1,559,000
       Share Compensation Credited to Additional Paid-In Capital and Common Shares ....        1,558,426          748,766
       Changes in Operating Assets and Liabilities:
          Investments in and Advances to Unconsolidated Partnerships ..................          541,260        1,008,242
          Accounts Receivable and Other Assets ........................................         (305,135)       3,666,393
          Accounts Payable and Other Liabilities ......................................          200,231       (3,059,888)
                                                                                            ------------      -----------
Net Cash provided by Operating activities .............................................       13,316,836        9,288,216
                                                                                            ------------      -----------
Cash Flows provided by/(used in) Investing activities:
     Proceeds from Sale of Assets .....................................................          277,626          726,237
     Capital Expenditures .............................................................         (609,050)        (263,532)
     Repayment from Unconsolidated Partnerships .......................................           29,209           48,330
     Investments in Unconsolidated Partnerships and Other .............................       (3,411,612)      (1,212,881)
     Purchase of 324 Unconsolidated Partnerships, Net of Cash Acquired ................      (25,506,117)            --
     Capital Expenditures - Real Estate ...............................................       (3,858,640)        (373,273)
                                                                                            ------------      -----------
Net Cash (used in) Investing activities ...............................................      (33,078,584)      (1,075,119)
                                                                                            ------------      -----------
Cash Flows provided by/(used in) Financing activities:
     Proceeds from the exercise of Stock Options ......................................          764,866           17,541
     Proceeds from Revolving/Term Debt ................................................       21,235,882             --
     Principal Payments on Revolving/Term Debt and Other ..............................         (687,146)      (7,294,888)
     Proceeds from Mortgage Debt ......................................................             --          2,560,000
     Payments on Mortgages - principal amortization ...................................       (3,610,085)      (1,090,584)
     Payments on Mortgages - lump sum .................................................         (364,735)      (2,642,734)
                                                                                            ------------      -----------
Net Cash provided by/(used in) Financing activities ...................................       17,338,782       (8,450,665)
                                                                                            ------------      -----------
(Decrease) in Cash ....................................................................       (2,422,966)        (237,568)
Cash at Beginning of Year .............................................................        2,568,890        3,593,121
                                                                                            ------------      -----------
Cash at End of Period .................................................................     $    145,924      $ 3,355,553
                                                                                            ============      ===========

Supplemental Disclosure of Cash Flow Information
     Cash Payments for Interest .......................................................     $ 19,385,175      $ 7,248,318
                                                                                            ============      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In the first half of 1998, the Company acquired the entire ownership interest in 324 Unconsolidated Partnerships owning 326 apartment communities. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (SEE NOTE 2):

                                                                 (In thousands)
                                                                 --------------
Non-Cash Effects:
-----------------
Investments in and Advances to Unconsolidated Partnerships ....     $(81,237)
Land and Building .............................................     $ 30,981
Accounts Receivable and Other Assets ..........................     $  9,409
Mortgages .....................................................     $362,610
Accounts Payable and Other Liabilities ........................     $ 14,939

Cash Effects:
-------------
Cash Paid to Former Partner(s) ................................     $(33,902)
Net Cash Acquired .............................................        8,396
                                                                    --------
                                                                    $ 25,506
                                                                    ========

         On March 13, 1998, the Company negotiated a settlement with the former shareholders of Lexford Properties, Inc. whereby 300,000 out of an aggregate of 900,000 common shares of beneficial interest subject to forfeiture, per the terms of the merger agreement dated August 1, 1996, were released to such former shareholders in exchange for the forfeiture of the remaining 600,000 shares (SEE
NOTE 1).

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Business Overview
-----------------

         The Company is a fully integrated REIT which owns, manages and opportunistically acquires apartment communities. The Company is the seventh largest multifamily REIT in terms of equity ownership of units, with a strong focus in the value-conscious segment of the apartment industry. The Company's Properties generally consist of relatively smaller apartment communities, averaging approximately 90 units per site. As of June 30, 1998, the Company has whole ownership interest in 437 Rental Properties located on 339 sites comprising 28,929 residential units, a partial equity interest in 65 Unconsolidated Partnerships located on 49 sites comprising 4,481 residential units and a significant economic interest as property manager in 14 apartment communities located on 14 sites comprising 2,995 residential units. The combined 516 Properties are located at 402 sites throughout the midwestern and southeastern United States. Certain of the Rental Properties were formerly Unconsolidated Partnerships owning Properties constructed on contiguous sites. Following consolidation of ownership of these Rental Properties, the Company operated these properties as an integrated apartment community on a single site.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (con't)

The Company's primary mission is to become the leading multifamily REIT operating in the value-conscious segment. The Company defines value-conscious renters as those who prefer clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in the relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental structures, as represented by its typical monthly rent that currently ranges from $350 to $550 per apartment unit.

Third Party Management Business
-------------------------------

         In the first quarter of 1998 the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. The Company has retained a significant number of the executive officers and other personnel dedicated to the Company's property management activities and its proprietary interest in property management training programs and systems and management agreements for 14 apartment communities in which the Company currently does not own an equity interest. (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

Fresh Start Accounting
----------------------

         The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt secured by certain assets owned by the Company exceeded the estimated fair value of the respective Rental Property, the Company reduced the contractual amount of the related non-recourse mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage (SEE NOTE 3).

Cash, Funds Held in Escrow and Other Assets
-------------------------------------------

         In the second quarter of 1998, with the completion of the consolidation of ownership of the Rental Properties, the Company revised its cash management system to ensure that the majority of operating cash, not otherwise required by mortgage loan covenants to be segregated, is applied to the Company's credit facility with draws on the credit facility as funds are needed. This change resulted in a significant decline in the amount of operating cash reflected on the Company's balance sheet.

         Funds Held in Escrow at June 30, 1998 includes funds of $22.1 million held in escrow for the benefit of Rental Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits.

         Intangible Assets at June 30, 1998 is primarily comprised of goodwill related to the executive officers and other personnel, training programs and property management systems retained from the Third

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (con't)

Party Management Business and management contracts on a portfolio of properties, net of amortization of approximately $273,000 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS"). In addition, Intangible Assets includes deferred financing costs of $2.4 million at June 30, 1998. The deferred financing costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

         Prepaids and Other assets at June 30, 1998 includes $3.1 million of deferred offering costs and a $1.8 million note receivable related to the sale of the third party management business. In addition, Prepaids and Other assets consists of $1.0 million of prepaid rent, insurance and real estate taxes, approximately $298,800 of utility and other deposits and approximately $654,000 of other prepaid expenses.

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

         Prior to November 1, 1997, the Company accounted for its investments by the cost method. Effective November 1, 1997, based on Lexford, Inc.'s Board of Directors' decision to seek to acquire ownership of third party equity interests in substantially all of the Unconsolidated Partnerships, the Company began accounting for its investments on the equity method. The Company's share of net income of the Unconsolidated Partnerships, amounted to approximately $41,100 for the first half of 1998, and is combined with interest earned on receivables from Unconsolidated Partnerships and classified as Income from Unconsolidated Partnerships in the Consolidated Statements of Income.

         In the first quarter of 1998, the Company invested in a joint venture with a developer for the construction of an apartment community. The investment of $3.4 million is included in Investments in and Advances to Unconsolidated Partnerships at June 30, 1998.

Reclassifications
-----------------

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Provision for Income Taxes
--------------------------

         The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1998. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes at least 95% of its REIT taxable income and satisfies a number of organizational ownership and operational requirements. In addition, primarily due to its organization as a Maryland real estate investment trust, the Company believes it will not be subject to state income taxes in jurisdictions where the Properties are located. Therefore, the Consolidated Statements of Income for the three and six months ended June 30, 1998 do not include a provision for Federal or state income taxes.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (con't)

Sale of Third Party Management Business
---------------------------------------

         Due to the non-qualified REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for 14 apartment communities, certain of Lexford Properties, Inc.'s former executive officers, training programs and property management systems to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

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

         The Company adjusted the carrying value of goodwill associated with the original acquisition of the Third Party Management Business by writing off $2.0 million of goodwill. Due to the reclassification of the Third Party Management Business as Held for Sale, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale. The above charges totaling $6.3 million have been classified as Loss on Sale of Third Party Management Business.

         Lexford Properties, Inc. formed a subsidiary, Lexford Property Management, Inc. ("LPM") and contributed all of its interests in its management contracts for multifamily apartment communities owned entirely by third parties (other than its management contracts acquired in December 1997 on a portfolio of 14 apartment communities) to LPM in exchange for all of LPM's issued and outstanding preferred stock.

         Effective as of April 1, 1998, the Company sold its entire preferred stock interest in LPM to a company formed to acquire the Third Party Management Business by FSC Realty LLC, a company affiliated with Stanley R. Fimberg, a consultant to, and Trustee of, the Company at the time of the sale, Ralph V. Williams, a consultant to the Company at the time of the sale and Bruce Woodward, an executive officer of Lexford Properties, Inc. at the time of the sale. As a result of the sale, each of Messrs. Fimberg, Williams and Woodward severed their respective consulting and employment relationships with the Company. Mr. Fimberg remains a Trustee of the Company. Each of Messrs. Fimberg, Williams and Woodward were also former beneficial equity owners of Lexford Properties, Inc. prior to the Company's original acquisition of the Third Party Management Business in August 1996. The Company received a promissory note in the principal amount of $1.8 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. Mr. Fimberg did not participate in the Company's decision to sell the Third Party Management Business. Management believes that the terms for the sale of the Third Party Management Business are representative of terms which would have been available from an unrelated purchaser.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (con't)

Non-recurring Costs
-------------------

         Non-recurring Costs were approximately $1.8 million for the six months ended June 30, 1998. Approximately $1.6 million of the charge related to the retirement plan ("Trustee Retirement Plan") for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and the Executive Deferred Compensation Rabbi Trust (the "Rabbi Trust") for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

Performance Equity Plan
-----------------------

         In October 1997, the shareholders of the Company approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted stock awards to certain officers and non-employee directors. The Performance Plan has a three year term (1997 through 1999), with increasing performance goals associated with each year of the term. A total of 636,000 shares of restricted Common Stock are available for grants and have been issued. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. The performance goals are stated as percentage increases over base line amounts established, and as defined, in the Performance Plan approved by shareholders. Any awards that remain non-vested after the third year will be forfeited.

         In 1997, 424,000 shares awarded under the Performance Plan vested upon achievement of the performance goals. In the second quarter of 1998, the Company accrued $829,500 related to the potential vesting of the remaining shares (212,000 shares) under the Plan, 44,000 of which have already vested in connection with the Trustee Retirement Plan.

Rabbi Trust
-----------

         The Company established the Rabbi Trust in 1996. The Rabbi Trust was established to permit executive officers and trustees to defer taxes on awards of Company shares. The Rabbi Trust is currently restricted to holding Company shares or cash equivalents. In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a tentative conclusion on Issue No. 97-14, Accounting for Deferred Compensation Arrangements. The EITF concluded that the deferred compensation liability and the securities issued to fund deferred compensation must be consolidated by the Company and carried on the Company's balance sheet. Further, the Company's common shares held in the Rabbi Trust should be accounted for as treasury shares by the Company. The Company has applied EITF No. 97-14 on a prospective basis commencing in the first quarter of 1998. At June 30, 1998, 734,866 vested shares held in the Company's Rabbi Trust are included in weighted average shares outstanding for earnings per share purposes and 296,775 non-vested shares held in the Rabbi Trust are reflected in Treasury Shares and excluded from weighted average shares outstanding for earnings per share purposes.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (con't)

Earnings Per Share
------------------

         The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common shares and stock option dilutive potential.

                                                       Three Months Ended June 30,     Six Months Ended June 30,
                                                           1998           1997           1998             1997
                                                        ---------------------------------------------------------
Numerator for Basic and Diluted Earnings Per Share:
    Net Income/(Loss)                                   $1,068,166     $1,474,963     $(5,820,037)     $2,751,001
                                                        ==========     ==========     ===========      ==========
Denominator:
    Denominator for Basic Earnings Per Share-
    Weighted Average Shares                              9,065,277      7,947,758       8,819,458       7,944,648
                                                        ----------     ----------     -----------      ----------
Effect of Dilutive Securities:
    Stock options (1)                                      166,196        198,916            --           198,916
    Time Vesting Restricted Share Awards                    35,068         68,334          49,568          67,276
                                                        ----------     ----------     -----------      ----------
Dilutive Potential Common Shares                           201,264        267,250          49,568         266,192
                                                        ----------     ----------     -----------      ----------
Denominator for Diluted Earnings Per Share-
Adjusted Weighted Average Shares                         9,266,541      8,215,008       8,869,026       8,210,840
                                                        ==========     ==========     ===========      ==========

Basic Earnings Per Share:
    Net Income/(Loss)                                   $     0.12     $     0.19     $      (.66)     $      .35
                                                        ==========     ==========     ===========      ==========

Diluted Earnings Per Share:
    Net Income/(Loss)                                   $      .11     $      .18     $      (.66)     $      .34
                                                        ==========     ==========     ===========      ==========


(1) Stock Options for 166,196 shares were excluded from diluted earnings per share for the six months ended June 30, 1998 because including the shares would be anti-dilutive as a result of the net loss the Company recognized for the first half of the year.

         In August 1996, the Company issued 1.4 million shares in connection with the acquisition of Lexford Properties, Inc., 900,000 shares of which were subject to forfeiture in whole or in part. The 900,000 contingent shares were excluded from the weighted average shares outstanding. On March 13, 1998, the Company negotiated a settlement whereby 300,000 of the contingent shares were released in exchange for the forfeiture and cancellation of the remaining 600,000 shares. The 300,000 shares released are included in the weighted average shares outstanding in 1998 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

NOTE 2 PROPERTY ACQUISITIONS

         In conjunction with its determination to elect REIT status, the Company initiated a consolidation plan, the purpose of which was to minimize third party equity interests in the Unconsolidated Partnerships owning apartment communities (the "Consolidation Plan"). In the first quarter of 1998, the Company had acquired the entire equity ownership interest in 287 former Unconsolidated Partnerships. The acquisition of the 287 former Unconsolidated Partnerships was effective as of January 31, 1998.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 PROPERTY ACQUISITIONS (con't)

         Effective as of April 1, 1998, the Company acquired the entire ownership interest in an additional 37 Unconsolidated Partnerships that owned 39 Properties, which were accounted for under the equity method in the first quarter of 1998. The Company has made cash payments to the former partners of the 324 former Unconsolidated Partnerships totaling $33.9 million. The acquired former Unconsolidated Partnerships are now classified as Rental Properties.

         The acquisition of the 324 former Unconsolidated Partnerships was recorded as a purchase. The purchase price of $443.8 million was comprised of $33.9 million to purchase former partners' equity interests, $47.3 million of carrying value of investments in and advances to the 324 former Unconsolidated Partnerships and the assumption of $362.6 million of non-recourse mortgage debt on the acquired Properties (SEE NOTE 5).

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

         The outstanding non-recourse mortgage debt on the Rental Properties, including the mortgage debt assumed in relation to the acquisition of the 324 former Unconsolidated Partnerships at June 30, 1998 and December 31, 1997 is as follows:

                                            June 30, 1998     December 31, 1997
                                            -----------------------------------

           Contractual Mortgage Payable      $508,919,925       $150,284,725

           Mortgage Deficiency
                                               (7,440,253)        (7,647,851)
                                             ------------       ------------

                                             $501,479,672       $142,636,874
                                             ============       ============

         Approximately $187.2 million of the contractual mortgage debt is prepayable at June 30, 1998. The Company is contemplating financing alternatives to fund prepayment of the mortgage debt. Any prepayment of mortgage debt at the contractual value will result in an extraordinary charge equal to the amount of Mortgage Deficiency associated with such debt.

         In the second quarter of 1997 an extraordinary non-cash loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Rental Properties.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4  RELATED PARTY TRANSACTIONS

         The Company manages all but one of the Unconsolidated Partnerships. The Company also provides various ancillary services, including renter's insurance to residents. The Company earned fee based revenues from the Unconsolidated Partnerships of approximately $515,000 and $3.1 million for the three months ended June 30, 1998 and 1997, respectively and $2.3 million and $6.1 million for the six months ended June 30, 1998 and 1997, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Unconsolidated Partnerships. Approximately $450,000 and $1.9 million of the Accounts Receivable were due from the Unconsolidated Partnerships as of June 30, 1998 and December 31, 1997, respectively. The decline in the accounts receivable is due primarily to the acquisition of the 324 former Unconsolidated Partnerships. Fee Based Revenues and Accounts Receivable related to the Rental Properties are eliminated in consolidation.

         The Company received principal repayment of advances from Unconsolidated Partnerships of approximately $29,000 in the first six months of 1998 as compared to approximately $48,000 in the first six months of 1997. These advance repayments were credited to Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 -- "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS").

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME
        STATEMENTS

         The unaudited pro forma condensed consolidated income statements for the three and six months ended June 30, 1998 and 1997 assume that all 324 former Unconsolidated Partnerships acquired in 1998 were purchased as of January 1, 1998, and 1997, respectively. The unaudited pro forma condensed consolidated income statements do not purport to present what the Company's results of operations would actually have been had such events in fact occurred on the date or at the beginning of the periods indicated above or to project the Company's results of operations for any future date or period.

                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
Pro Forma Condensed Consolidated Income Statements             1998        1997          1998        1997
--------------------------------------------------           -----------------------------------------------
                                                             Unaudited   Unaudited    Unaudited    Unaudited
                                                             -----------------------------------------------
                                                                 (in thousands, except per share amounts)
REVENUES:
    Rental and Other Property Revenues                        $37,094     $35,984      $73,697      $71,105
    Fee Based and Income from Unconsolidated Partnerships       1,292       2,605        3,689        5,169
                                                              -------     -------      -------      -------
                                                               38,386      38,589       77,386       76,274
                                                              -------     -------      -------      -------

EXPENSES:
    Property Operating and Maintenance                         11,807      11,906       23,393       23,192
    Real Estate Taxes and Insurance                             3,013       3,317        5,978        6,575
    Property Management                                         2,838       3,882        6,761        7,936
    Administration                                              1,536       1,323        3,050        2,362
    Non-recurring Costs/Performance Equity Plan                   829        --          2,637          250
    Interest                                                   11,641      12,033       23,334       24,061
    Depreciation and Amortization                               5,815       4,905       11,759        9,800
    Loss on Sale of Third Party Management Business              --          --          6,300         --
                                                              -------     -------      -------      -------
                                                               37,479      37,366       83,212       74,176
                                                              -------     -------      -------      -------

Income/(Loss) before Gain on Disposal of Assets,
     Income Taxes and Extraordinary Items                         907       1,223       (5,826)       2,098
Provision for Income Taxes                                       --          (718)        --         (1,085)
Extraordinary Loss                                               --          (181)        --           (181)
Gain on Disposal of Assets                                        161         621          250          689
                                                              -------     -------      -------      -------
Net Income/(Loss)                                             $ 1,068     $   945      $(5,576)     $ 1,521
                                                              =======     -------      -------      -------
Basic Earnings/(Loss) Per Share                               $   .12     $  0.12      $  (.63)     $   .19
                                                              =======     =======      =======      =======
Diluted Earnings/(Loss) Per Share                             $   .11     $  0.11      $  (.63)     $   .18
                                                              =======     =======      =======      =======


NOTE 6  SUBSEQUENT EVENT

         On July 10, 1998, the Company declared its first quarterly dividend of $0.4325 per share for the quarter ending September 30, 1998, payable on October 15, 1998 to shareholders of record on September 30, 1998. This dividend was declared by the Board of Trustees pursuant to its previously announced initial dividend policy of an annualized dividend rate of $1.73 per share.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

INTRODUCTION

           The following discussion explains material changes in the Company's results of operations, comparing the three and six months ended June 30, 1998 and 1997, and significant developments affecting the Company's financial condition since the end of 1997. As a result of the Company's consolidation of 324 former Unconsolidated Partnerships during the first half of 1998, the operating results of such Unconsolidated Partnerships are included in the Company's financial statements for the quarter ended June 30, 1998. Therefore, the Company's results for the first six months of 1998 will not be comparable to the same period in 1997. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

           RENTAL AND OTHER PROPERTY REVENUES are derived from the Rental Properties which own and operate apartment communities. Rental and Other Property Revenues increased approximately $26.7 million, or 255%, for the three months ended June 30, 1998, and $42.2 million, or 204% for the six months ended June 30, 1998, as compared to the same periods in 1997. The majority of the increase, $26.6 million for the three month period and $41.9 million for the six month period, is related to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis (111 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit during the six month period increased from $428 in 1997 to $435 in 1998.

           FEE BASED REVENUES are comprised of management services and investment management revenues generated from services provided to Unconsolidated Partnerships, third party owners and residents at the Properties. Management services revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and property management services provided to third party property owners (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company also provides ancillary services to the Unconsolidated Partnerships, including a "Preferred Resource" discount buying program and laundry services. The Company enters into group buying, volume discount contracts with major vendors and receives a discount from vendors for every purchase made through the Preferred Resource program, as well as a rebate from residents' use of laundry equipment. Investment management revenues consist of partnership administration fees as well as, in 1997, fees generated from loan refinancing and restructuring.

         The following are the major components of management services revenues and investment management fee-based revenues for the three and six months ended June 30, 1998 as compared to the same periods in 1997 (certain amounts previously reported have been reclassified herein between management services and Preferred Resource for all periods presented):

                                          Three Months Ended June 30,  Six Months Ended June 30,
                                               (In thousands)               (In thousands)
                                               1998      1997               1998       1997
                                          ---------------------------  -------------------------
Management Services:
   Property Management Services:
      Unconsolidated Partnerships              $549     $2,323             $1,651     $4,547
      Third Party                               --         951                861      1,993
   Preferred Resources Revenues                 231        430                457        870
                                               ----     ------             ------     ------
Total Management Services Revenues              780      3,704              2,969      7,410
                                               ----     ------             ------     ------
Investment Management:
   Partnership Administration & Other Fees       49        279                192        567
   Loan Refinancing and Restructuring Fees      --          57               --          106
                                               ----     ------             ------     ------
Total Investment Management Fee Revenues         49        336                192        673
                                               ----     ------             ------     ------
Total Fee Based Revenues                       $829     $4,040             $3,161     $8,083
                                               ====     ======             ======     ======


         FEE BASED REVENUES decreased approximately $3.2 million, or 80%, for the three months ended June 30, 1998, and $4.9 million, or 61%, for the six months ended June 30, 1998 as compared to the same periods in 1997. The decrease for the three month period was due to the elimination of fee based revenues related to the acquisition of the 324 former Unconsolidated Partnerships in 1998 and approximately $951,000 and $1.0 million for the three and six month periods, respectively, primarily due to the sale of the third party management business effective April 1, 1998. Preferred Resource revenues decreased approximately $199,000 for the three months ended June 30, 1998, and $413,000 for the six months ended June 30, 1998 as compared to the same periods in 1997. The decrease was due to the classification of vendor rebates on purchases made by the 324 former Unconsolidated Partnerships as an offset to maintenance expense instead of revenues from services provided to Unconsolidated Partnerships.

         INCOME FROM UNCONSOLIDATED PARTNERSHIPS decreased approximately $2.1 million, or 81.8%, for the three months ended June 30, 1998, and $3.5 million, or 68.2%, for the six months ended June 30, 1998, as compared to the same periods in 1997. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The decrease in Income from Unconsolidated Partnerships was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998.

         PROPERTY OPERATING AND MAINTENANCE Expense increased approximately $8.2 million, or 227%, for the three months ended June 30, 1998, and $13.1 million, or 187%, for the six months ended June 30, 1998, as compared to the same periods in 1997. The majority of the increase is related to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis, Property Operating and Maintenance expense from the 111 Rental Properties in operation for both periods decreased approximately $95,000 or 2.9%, for the three months ended June 30, 1998 and increased approximately $168,000 or 2.8%, for the six months ended June 30, 1998 as compared to the same periods in 1997. The increase for the six month period was due to a write-down of approximately $400,000 in insurance claim receivables in the first quarter of 1998.

         REAL ESTATE TAXES AND INSURANCE expense increased approximately $2.0 million, or 201%, for the three months ended June 30, 1998, and $3.1 million, or 157%, for the six months ended June 30, 1998, as compared to the same periods in 1997. The increase was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998. Real Estate Taxes and Insurance expense from the 111 Rental Properties in operation for both periods decreased approximately $6,900, or 1.0%, for the three months ended June 30, 1998 and approximately $111,000, or 5.6% for the six months ended June 30, 1998, as compared to the same periods in 1997. The decrease related to reduced insurance premiums upon the renewal of insurance policies.

         PROPERTY MANAGEMENT expense decreased approximately $1.1 million, or 27.3%, for the three months ended June 30, 1998, and $1.2 million or 15.0%, for the six months ended June 30, 1998, as compared to the same periods in 1997. Property Management expense decreased due to the sale of the third party management business effective April 1, 1998 (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties.

         ADMINISTRATION EXPENSES increased approximately $213,000, or 16.1% for the three months ended June 30, 1998, and approximately $685,000, or 29%, for the six months ended June 30, 1998 as compared to the same periods in 1997. The increase in administration expenses was primarily due to compensation and relocation costs in relation to hiring of the Company's Senior Vice President, General Counsel and Secretary and the creation of an acquisition department.

         NON-RECURRING COSTS were approximately $1.8 million for the six months ended June 30, 1998. Approximately $1.6 million of the charge related to the retirement plan for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Deferred Compensation Plan and Rabbi Trust for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

         PERFORMANCE EQUITY PLAN EXPENSE represents the non-cash charge recorded based upon the potential vesting of the remaining shares available under the 1997 Performance Equity Plan which was approved by the Company's shareholders at the 1997 annual meeting. (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         INTEREST EXPENSE for mortgages on the Rental Properties increased approximately $7.7 million for the three months ended June 30, 1998, and approximately $12.2 million for the six months ended June 30, 1998, as compared to the same periods in 1997. The majority of the increase was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis, Interest Expense from the 111 Rental Properties in operation for both periods remained relatively constant. Interest Expense on the Company's revolving and term credit line increased approximately $282,000 for the three months ended June 30, 1998 and approximately $273,000 for the six months ended June 30, 1998 as compared to the same periods in 1997. This increase was due primarily to the increase in the principal amount outstanding related to the funding of the acquisition of the 324 former Unconsolidated Partnerships.

         DEPRECIATION AND AMORTIZATION EXPENSE increased approximately $4.3 million for the three months ended June 30, 1998, and $7.1 million for the six months ended June 30, 1998 as compared to the same periods in 1997. The increase is due to a non-recurring $300,000 amortization adjustment to the value of a land lease and approximately $3.9 million and $6.2 million for the three and six months ended June 30, 1998, respectively, related to depreciation on the 324 former Unconsolidated Partnerships acquired in 1998.

         LOSS ON SALE OF THIRD PARTY MANAGEMENT BUSINESS was $6.3 million for the six months ended June 30, 1998. Due to the non-qualifying REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for 14 apartment communities acquired in December 1997, a majority of Lexford Properties, Inc.'s former executive officers, training programs and property management systems to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

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

         Effective as of April 1, 1998, the Company sold its entire preferred stock interest in LPM to a company formed to acquire the Third Party Management Business by FSC Realty, LLC, a company affiliated with Stanley R. Fimberg, a consultant to, and Trustee of, the Company at the time of the sale, Ralph V. Williams, a consultant to the Company at the time of the sale and Bruce Woodward, an executive officer of Lexford Properties, Inc. at the time of the sale. As a result of the sale, each of Messrs. Fimberg, Williams and Woodward severed their respective consulting and employment relationships with the Company. Mr. Fimberg remains a Trustee of the Company. Each of Messrs. Fimberg, Williams and Woodward were also former beneficial equity owners of Lexford Properties, Inc. prior to the Company's original acquisition of the Third Party Management Business in August 1996. The Company received a promissory note in the principal amount of $1.8 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. Mr. Fimberg did not participate in the Company's decision to sell the Third Party Management Business. Management believes that the terms for the sale of the Third Party Management Business are representative of terms which would have been available from an unrelated purchaser.

         Income from Disposal of Assets decreased approximately $460,000 for the three months ended June 30, 1998, and approximately $439,000 for the six months ended June 30, 1998, as compared to the same periods in 1997. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. Income from Disposal of Assets is not a recurring, long term source of revenue.

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

                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                           (In thousands)                 (In thousands)
                                                          1998         1997             1998         1997
                                                     ---------------------------      ---------------------
EBITDA                                                  $ 18,364      $ 7,195         $ 23,625      $14,301
                                                        --------      -------         --------      -------
    Loss on Sale of Third Party
            Management Business                                          --              6,300         --
    Loan Fees                                                             (56)            --           (105)
    Reserve of Non-Operating Property Receivables                        --                400         --
    Non-recurring Costs                                     --           --              1,808          250
                                                        --------      -------         --------      -------
Recurring EBITDA                                          18,364        7,139           32,133       14,446
                                                        --------      -------         --------      -------
    Interest on Mortgage Loans to Rental Properties      (11,222)      (3,489)         (19,109)      (6,936)
    Principal Payments from Unconsolidated
       Partnerships                                           83            0              295         --
                                                        --------      -------         --------      -------
Adjusted EBITDA                                         $  7,225      $ 3,650         $ 13,319      $ 7,510
                                                        ========      =======         ========      =======

         Adjusted EBITDA increased approximately $3.5 million, or 97.9%, for the three months ended June 30, 1998, and $5.8 million, or 77.4%, for the six months ended June 30, 1998, as compared to the same periods in 1997. The increase in Adjusted EBITDA was primarily related to the acquisition of the 324 former Unconsolidated Partnerships.

Funds from Operations

         Funds from Operations ("Funds from Operations" or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures), further adjusted by the Company to eliminate expenses attributable to certain non-cash share awards and compensation, operations from sold properties and certain non-recurring expenditures. In addition to cash flows and net income, management considers FFO to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of an entity to fund acquisitions and other capital expenditures and to make distributions to shareholders. However, FFO does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements and distributions to shareholders. FFO does not actually represent the cash made available to investors during any particular period. FFO also does not represent cash flows provided by (used in) operating, investing or financing activities as determined in accordance with GAAP. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to the Company's calculation of FFO.

                                                                  Funds from Operations
                                                        Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                          (In thousands)           (In thousands)
                                                         1998        1997         1998        1997
                                                        ------------------      -------------------
Net Income / (Loss)                                     $1,068      $1,475      $(5,820)     $2,751
                                                        ------      ------      -------      ------
    Real Estate Depreciation                             5,388       1,151        8,861       2,301
    Income from Asset Disposals                           (161)       (621)        (250)       (689)
    Non-Cash Stock Compensation                          1,225         598        1,736         749
    Non-Recurring Items                                   --          --          1,808         250
    Loss on Sale of Third Party Management
        Business                                          --          --          6,300        --
    Reserve for Non-Operating Receivables                 --          --            400        --
    Amortization associated with Land Lease and
        Goodwill                                          --            52          388         129
    Capitalization of Replacement Items Recorded in       --                       --
     the Third Quarter of 1997                                         296                      500
    Provision for Income Taxes                            --         1,058         --         1,874
                                                        ------      ------      -------      ------
                                                        $7,520      $4,009      $13,423      $7,865
                                                        ======      ======      =======      ======

          FFO increased approximately $3.5 million, or 87.6% for the three months ended June 30, 1998 and $5.6 million, or 70.7% for the six months ended June 30, 1998, as compared to the same periods in 1997. The increase in FFO was principally due to the acquisition of the 324 former Unconsolidated Partnerships in 1998 and therefore will not be comparable to prior periods in many respects.

Same Store Property Operating Results

         The following table summarizes the unaudited combined operating results, excluding management and other fees charged by the Company, of the Properties the Company owns or has ownership interest in, for the three and six months ended June 30, 1998 and 1997 (SEE ITEM 2 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"--RENTAL AND OTHER PROPERTY REVENUES):

                                           Three Months Ended       Six Months Ended
                                                June 30,                 June 30,
                                          1998            1997     1998            1997
                                          ----------------------------------------------
Statistical information
-----------------------
Properties                                    501          501          501          501
Units                                      32,973       32,973       32,973       32,973
Average Economic Occupancy                  92.5%        91.3%        92.0%        91.1%
Average Physical Occupancy                  93.8%        92.1%        93.5%        92.0%
Average Rent Collected / Unit / Month     $   436      $   430      $   434      $   428

Financial Information (In thousands)
---------------------
Revenues
    Rental Income                         $40,466      $39,165      $80,335      $77,896
    Other Property Income                   1,936        1,726        3,908        2,970
                                          -------      -------      -------      -------
Total Revenues                             42,402       40,891       84,243       80,866
                                          -------      -------      -------      -------

Expenses
    Property Operating Maintenance         11,730       11,039       24,455       23,824
    Real Estate Taxes and Insurance         3,645        3,828        7,180        7,647
    Major Maintenance (1)                     676        1,254        1,401        1,950
    Other                                     146          154          709          345
                                          -------      -------      -------      -------
Total Expenses                             16,197       16,275       33,745       33,766
                                          -------      -------      -------      -------
Net Operating Income                       26,205       24,616       50,498       47,100
     Interest - Mortgage Debt              12,948       12,844       25,117       25,630
                                          -------      -------      -------      -------
Income after certain expenses             $13,257      $11,772      $25,381      $21,470
                                          =======      =======      =======      =======

Capital Expenditures (1)                  $ 2,707      $ 2,644      $ 5,032      $ 4,378
                                          =======      =======      =======      =======


(1) The June 30, 1997 Major Maintenance and Capital Expenditures line items have been adjusted as if the capitalization policy that was revised in the third quarter of 1997 to include capitalization of certain replacement items (formerly expensed) had been in effect during the first and second quarters of 1997.

Same Store Property Operating Results - By Region

         The Company operates its portfolio as four distinct regions. The Northeast region is comprised of northern and central Ohio, Pennsylvania, and West Virginia; the Central region is comprised of southern Ohio, Indiana, Kentucky and Michigan; the Mid-Atlantic region is primarily Georgia; and the Southeast region is primarily Florida. The Company has two properties comprised of 180 units that are not managed by the Company and are not included in the regional information.

                                                      Three Months Ended       Six Months Ended
                                                           June 30,                June 30,
                                                       1998        1997        1998        1997
                                                      ------------------      ------------------
Northeast Region
   Units                                 8,821
                                         =====
   Average Economic Occupancy                          93.4%       92.6%       92.7%       91.7%
   Average Physical Occupancy                          94.2%       93.1%       93.5%       92.2%
   Average Rent collected/Unit/Month                  $  443      $  436      $  442      $  435

Central Region
   Units                                 9,268
                                         =====
   Average Economic Occupancy                          93.5%       92.4%       92.9%       91.8%
   Average Physical Occupancy                          94.4%       92.4%       94.1%       92.3%
   Average Rent collected/Unit/Month                  $  421      $  417      $  415      $  412

Mid-Atlantic Region
   Units                                 4,935
                                         =====
   Average Economic Occupancy                          89.8%       90.4%       90.2%       90.6%
   Average Physical Occupancy                          92.6%       90.8%       92.5%       91.3%
   Average Rent collected/Unit/Month                  $  465      $  465      $  467      $  463

Southeast Region
   Units                                 9,769
                                         =====
   Average Economic Occupancy                          92.0%       89.5%       91.5%       90.1%
   Average Physical Occupancy                          93.3%       91.4%       93.3%       92.0%
   Average Rent collected/Unit/Month                  $  434      $  421      $  431      $  420


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity requirements of the Company.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased approximately $4.0 million for the six months ended June 30, 1998, as compared to the same period in 1997. The increase was due primarily to the acquisition of 324 former Unconsolidated Partnerships in 1998.

         The other factors impacting the Company's cash flow in 1998 as compared to the same period in 1997 are discussed in "Results of Operations."

REIT Election
-------------

         After careful consideration and consultation with its legal, tax and financial advisers, the Company announced on December 19, 1997 that it would seek to elect to be taxed as a REIT. To help facilitate REIT qualification and to position itself to meet the expectations which management believes the capital markets apply to REITs, the Company engaged in the following transactions (collectively referred to as the "REIT Conversion"): (i) the merger of the Company's predecessor, Lexford, Inc., with and into the Company (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS), and (ii) the sale of the Third Party Management Business. The REIT Conversion was structured so as to allow the Company to carry on the pre-existing business of owning and managing multifamily residential apartment communities but at the same time to take advantage of favorable Federal income tax consequences available to REITs. In addition, the Company believes the market valuations and access to capital markets are more favorable to REITs as compared to the traditional "C" corporation real estate operating companies. The Company believes its REIT status will enhance its ability to pursue its growth strategy.

Credit Facility
---------------

         On September 30, 1997 the Company entered into an Amended and Restated Loan and Security Agreement with the Provident Bank. The amended revolving credit facility ("Facility"), is for $35 million and represents an increase to and replacement of all former revolving credit facilities with The Provident Bank (the "Bank"). In the first quarter of 1998, the Company reached an agreement with the Bank to increase the Facility by $5.0 million to $40.0 million. The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, currently 8.5%, minus 1%. As of June 30, 1998 the outstanding balance under the Facility was $23.8 million. The increase was due to the costs to acquire the 324 former Unconsolidated Partnerships. The Company's former $7.0 million revolving line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") was converted into a term loan which matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of June 30, 1998, the unpaid principal balance outstanding under the Acquisition Line was approximately $4.0 million.

Shelf Registration
------------------

         On May 21, 1998, the Company announced that it had postponed the securities offering it had planned due to the current market conditions for REIT securities. The Company had planned a public offering of 11 million common shares of beneficial interest. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million common shares of beneficial interest. The Company will continue to consider an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration.

The Company had obtained a commitment letter from Bank Boston, NA for a $150.0 million credit facility that was contingent upon the Company raising new equity capital of at least $240.0 million. Due to the withdrawal of the proposed offering of 11,000,000 shares, this facility is not available to the Company.

Capital Expenditures
--------------------

         The Company's non-real estate capital expenditures for the six months ended June 30, 1998 amounted to approximately $609,000 funded from cash flow and borrowings under the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility.

         The Company's capital expenditures for the six months ended June 30, 1998 amounted to approximately $3.9 million for the Rental Properties. In addition, approximately $603,000 of Major Maintenance and Replacement costs were expensed in the first half of 1998. These expenditures were funded from cash flow and maintenance escrow funds. The Company has identified 224 Properties (approximately 15,000 units) for which it believes disciplined capital spending will yield substantial rent and occupancy increases and attractive return on investment. Subject to available financing, the Company plans to invest approximately $19.0 million over the next five years on such Properties in excess of its targeted annual capital and major maintenance spending of $400 per unit.

Year 2000
---------

         The Company, has initiated communications with its significant vendors and service suppliers to determine the extent to which interface systems are vulnerable to such third parties' failure to remediate their own year 2000 issues. The Company's total Year 2000 project cost and estimates to complete do not include the estimated costs and time associated with the impact of third party Year 2000 issues. There can be no guarantee that the systems of the other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         Lexford anticipates completing any Year 2000 projects no later than June 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is estimated to be immaterial to the Company. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of third party software modifications and other factors. There can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Quarterly Dividend
------------------

         On July 10, 1998, the Company declared its first quarterly dividend of $0.4325 per share for the quarter ending September 30, 1998, payable on October 15, 1998 to shareholders of record on September 30, 1998. This dividend is equal to an annualized dividend rate of $1.73 per share. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each quarter. The Company's distribution policy is subject to modification by the Company's Board of Trustees.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         This Form 10-Q contains certain forward-looking statements regarding prospects for (i) proposed mortgage loan repayments and capital improvements to Rental Properties, contingent, in all cases, upon available financing, (ii) possible improvements in net operating income from the Properties, (iii) the Company's quarterly dividends and its distribution policy, and (iv) the Company's foreseeable capital and liquidity requirements and sources. The forward-looking statements represent management's good faith evaluations based, among other things, upon existing market, financial and economic conditions, as well as the continuing availability and satisfaction of conditions precedent to proposed financing arrangements and the physical condition of the Rental Properties. There can be no assurance that the forward-looking statements will prove to be correct. Any differences in actual results or developments may be material.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   Exhibits

EXHIBIT                      DESCRIPTION                                          SEQUENTIAL PAGE
  NO.
10.1        Non-employee Trustee Retirement Program                  Filed as an Exhibit to this Form 10-Q

10.2        Agreement of Severance and Mutual Release dated July     Filed as an Exhibit to this Form 10-Q
            1, 1998 between Patrick M. Holder and Lexford
            Residential Trust

11.1        Statement re: computation of Per Share Earnings          See Note 1 of Notes to Consolidated Financial
                                                                     Statements

27          Financial Data Schedule                                  Filed as an Exhibit to this Form 10-Q

         (b)   Reports on Form 8-K
                  (1)      Report of Trustee Retirement Program filed April 1,
                           1998.
                  (2) Report of Acquisition of 39 Rental Properties previously owned by 37 Unconsolidated Partnerships filed April 20, 1998 together with Rule 3-14 Audited Combined Financial Statements for the total 326 Rental Properties referred to in the Form 8-Ks filed on February 17, 1998, March 2, 1998 and April 20, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LEXFORD RESIDENTIAL TRUST
                                             (Registrant)

Dated: August 12, 1998   By:  /s/ John B. Bartling
                            ----------------------------------------------------
                            John B. Bartling
                            President and Chief Executive Officer



Dated: August 12, 1998   By:  /s/ Mark D. Thompson
                            ----------------------------------------------------
                            Mark D. Thompson
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)



Dated: August 12, 1998   By:  /s/ Ronald P. Koegler
                            ----------------------------------------------------
                            Ronald P. Koegler
                            Senior Vice President and Controller