Form 10-Q
period 1998-09-30
LEXFORD RESIDENTIAL TRUST /MD/
filed 1998-11-16
CIK 1053246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)
             [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                          15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Indicate by check [X] whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

As of November 10, 1998, there were 9,522,471 common shares of beneficial interest issued and outstanding.

                            Exhibit Index on page 34
================================================================================

                            LEXFORD RESIDENTIAL TRUST

                                      INDEX

PART I     -  FINANCIAL INFORMATION                                                            Page No.
Item 1.       Financial Statements:
              Consolidated Balance Sheets as of September 30, 1998
                  (Unaudited) and December 31, 1997 (Audited)                                     3

              Consolidated Statements of Income for the
                  Three and Nine Months Ended September 30, 1998 and 1997 (Unaudited)             4

              Consolidated Statement of Shareholders' Equity
                  for the Nine Months Ended September 30, 1998 (Unaudited)                        5

              Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1998 and 1997 (Unaudited)                   6 - 7

                  Notes to Consolidated Financial Statements                                  8 - 18

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  19 - 32

PART II     - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                   33

Item 2.       Changes in Securities                                                               33

Item 3.       Defaults upon Senior Securities                                                     33

Item 4.       Submission of Matters to a Vote of Security Holders                                 33

Item 5.       Other Information                                                                   34

Item 6.       Exhibits and Reports on Form 8-K                                                    34

Signatures                                                                                        35

                            LEXFORD RESIDENTIAL TRUST

                           CONSOLIDATED BALANCE SHEETS
                    AS OF SEPTEMBER 30, 1998 (UNAUDITED) AND
                           DECEMBER 31, 1997 (AUDITED)

                                                                                          September 30,      December 31,
                                                                                              1998               1997
                                                                                        ------------------ -----------------
                                        ASSETS
Rental Properties (Note 2):
   Land................................................................................  $   59,916,288     $   23,124,313
   Buildings, Improvements and Fixtures................................................     541,360,765        138,244,903
                                                                                         --------------     --------------
                                                                                            601,277,053        161,369,216
   Accumulated Depreciation............................................................     (23,470,836)        (9,151,786)
                                                                                         --------------    ---------------
                                                                                            577,806,217        152,217,430
Investments in and Advances to Unconsolidated Partnerships, net of an allowance of $1.4 and $2.6 million at September 30, 1998 and December 31,1997,
   Respectively (Note 1) ..............................................................      12,270,911         57,111,374
Cash (Note 1) .........................................................................               -          2,568,890
Accounts Receivable, Affiliates (net of an allowance of $437,806 and $941,521 at
    September 30, 1998 and December 31, 1997, Respectively), Residents, Officers and
    Other (Note 4) ....................................................................       1,898,603          4,898,993
Furniture, Fixtures and Other, Net.....................................................       2,153,103          1,719,521
Funds Held in Escrow (Note 1)..........................................................      24,528,154         11,887,936
Intangible Assets (Note 1).............................................................       6,015,061          9,200,531
Prepaids and Other (Note 1)............................................................       7,785,607          1,992,921
                                                                                        ---------------     --------------
                                                                                        $   632,457,656      $ 241,597,596
                                                                                        ===============      =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
   Non Recourse Mortgages (Note 3)..................................................... $   499,187,295      $ 142,636,874
   Revolving/Term Debt.................................................................      27,015,816          7,361,682
                                                                                        ---------------    ---------------
                                                                                            526,203,111        149,998,556
                                                                                        ---------------    ---------------
Accounts Payable.......................................................................       1,064,186          1,287,753
Accrued Interest, Real Estate and Other Taxes..........................................      13,004,594          3,719,625
Other Accrued Expenses.................................................................       6,638,132          8,241,526
Other Liabilities......................................................................       7,280,565          3,503,640
Dividends Payable......................................................................       4,118,471                  -
Deferred Compensation (Note 1).........................................................      11,398,102                  -
                                                                                        ---------------     --------------
   Total Liabilities...................................................................     569,707,161        166,751,100
                                                                                         --------------     --------------
Shareholders' Equity (Note 1):
    Preferred Shares, $.01 par value, 5,000,000 Shares Authorized, None Issued.........               -                  -
    Common Shares, $.01 par value, 50,000,000 Shares Authorized, 9,522,471 and 8,493,648 Shares Issued and Outstanding, at September 30, 1998 and
       December 31, 1997, Respectively.................................................          95,225             84,936
Additional Paid-in Capital.............................................................      65,470,562         54,137,777
Retained Earnings......................................................................      11,442,262         20,623,783
Less Cost of Treasury Shares (Note 1)..................................................     (14,257,554)                 -
                                                                                        ----------------   ---------------
                                                                                             62,750,495         74,846,496
                                                                                        ---------------    ---------------
                                                                                        $   632,457,656    $   241,597,596
                                                                                        ===============    ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                        CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE AND NINE MONTHS
                        ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                              Three Months Ended September 30, Nine Months Ended September 30,
                                                                    1998           1997             1998             1997
                                                               -------------   -------------    -------------    -------------
Revenues:
    Rental and Other Property Revenues .....................   $  37,403,563   $  10,742,992    $ 100,191,654    $  31,371,970
    Fee Based ..............................................       1,163,472       4,303,034        4,390,764       12,385,791
    Income from Unconsolidated Partnerships ................         625,341       2,619,671        2,194,699        7,765,913
                                                               -------------   -------------    -------------    -------------
                                                                  39,192,376      17,665,697      106,777,117       51,523,674
Expenses:
    Property Operating and Maintenance .....................      12,417,538       2,784,527       32,530,146        9,785,837
    Real Estate Taxes and Insurance ........................       3,129,863       1,037,478        8,227,637        3,020,763
    Property Management ....................................       2,842,991       4,071,795        9,604,514       12,030,017
    Administration .........................................       1,658,196       1,267,699        4,708,375        3,632,387
    Performance Equity Plan (Note 1) .......................         829,500            --          1,659,000             --
    Non-recurring Costs (Note 1) ...........................            --           538,489        1,808,181          788,489
    Interest-Non Recourse Mortgages ........................      11,154,565       3,569,134       30,263,826       10,505,661
    Interest-Revolving/Term Debt ...........................         517,785         174,254        1,098,256          481,578
    Depreciation and Amortization ..........................       5,919,509       1,993,256       15,924,758        4,933,698
    Loss on Sale of Third Party Management Business (Note 1)            --              --          6,300,000             --
                                                               -------------   -------------    -------------    -------------
                                                                  38,469,947      15,436,632      112,124,693       45,178,430
                                                               -------------   -------------    -------------    -------------

Income/(Loss) Before Gain on Disposal of Assets and
Income Taxes ...............................................         722,429       2,229,065       (5,347,576)       6,345,244

Provision for Income Taxes (Note 1): .......................            --        (1,161,000)            --         (3,035,000)
Gain on Disposal of Assets - Net ...........................          34,612         772,910          284,526        1,462,266
                                                               -------------   -------------    -------------    -------------
Income/(Loss) Before Extraordinary Item ....................         757,041       1,840,975       (5,063,050)       4,772,510

Extraordinary Loss, Net of Income
    Tax Benefit of $115,000 (Note 3) .......................            --              --               --           (180,534)
                                                               -------------   -------------    -------------    -------------
Net Income/(Loss) ..........................................   $     757,041   $   1,840,975    $  (5,063,050)   $   4,591,976
                                                               =============   =============    =============    =============
Basic Earnings Per Share:
   Net Income/(Loss) .......................................   $         .08   $         .23    $        (.57)   $         .58
                                                               =============   =============    =============    =============

Diluted Earnings Per Share:
    Net Income/(Loss) ......................................   $         .08   $         .22    $        (.57)   $         .56
                                                               =============   =============    =============    =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                               FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1998
                                   (UNAUDITED)


                                      Common Shares
                             -----------------------------
                                                                                           Less Cost
                                                            Additional        Retained     of Treasury
                                 Shares         Amount     Paid-in Capital     Earnings        Shares       Total
                             -------------- -------------- -------------- -------------- ------------- --------------

Balance, January 1, 1998          8,493,648   $     84,936   $ 54,137,777   $ 20,623,783   $         0   $ 74,846,496

Contingent shares issued
in connection with Lexford
Properties, Inc.
acquisition released in
exchange for forfeiture of
600,000 unvested shares             300,000          3,000      2,997,000                                   3,000,000
(Note 1)

Exercise of options under
non-qualified stock option          303,995          3,040      1,819,603                                   1,822,643
plan

Trustee restricted stock
plan shares (Note 1)                  8,798             88        170,467                      (88,754)        81,801

Retiring Trustees Net
Withdrawal from Rabbi Trust           -               -              -                          88,813         88,813

Adjust for shares held in
Rabbi Trust at December
31, 1997 (Note 1)                   275,856          2,759      4,168,652                  (12,091,547)     (7,920,136)

1998 share compensation,
primarily issued to Rabbi           140,174          1,402      2,177,063                   (2,166,066)         12,399
Trust

Dividends to common
shareholders (Note 6)                                                         (4,118,471)                   (4,118,471)

Net Loss for the period                                                       (5,063,050)                   (5,063,050)
                                 ----------   ------------   ------------   ------------  ------------    -------------


Balance, September 30, 1998       9,522,471   $     95,225   $ 65,470,562   $ 11,442,262  $(14,257,554)   $ 62,750,495
                                 ==========   ============   ============   ============  ============    ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                           1998               1997
                                                                                     ------------    ------------
Cash Flows provided by/(used in) Operating activities:
   Net Income/(Loss) .............................................................   $ (5,063,050)   $  4,591,976
   Adjustments to reconcile Net Income/(Loss) to Net Cash
     provided by Operating activities:
       Depreciation ..............................................................     14,814,010       4,278,158
       Amortization ..............................................................      1,110,748         655,540
       Loss on Sale of Third Party Management Business ...........................      6,300,000            --
       Provision for Losses on Accounts Receivable ...............................      1,117,424         109,940
       Loss on Debt Restructuring ................................................           --           295,534
       Gain on Disposal of Assets ................................................       (284,526)     (1,462,266)
       Provision for Income Taxes Credited to Additional Paid-In Capital .........           --         2,620,000
       Share Compensation Credited to Additional Paid-In Capital and Common Shares      3,489,618         952,168
       Changes in Operating Assets and Liabilities:
          Investments in and Advances to Unconsolidated Partnerships .............        851,278       1,405,518
          Accounts Receivable and Other Assets ...................................        (66,135)      3,244,552
          Accounts Payable and Other Liabilities .................................     (1,408,338)     (2,096,880)
                                                                                     ------------    ------------
Net Cash provided by Operating activities ........................................     20,861,029      14,594,240
                                                                                     ------------    ------------
Cash Flows provided by/(used in) Investing activities:
     Proceeds from Sale of Assets ................................................        335,123       1,840,588
     Capital Expenditures ........................................................       (928,058)       (786,018)
     Net Repayment from Unconsolidated Partnerships ..............................          8,339         579,082
     Investments in Unconsolidated Partnerships and Other ........................     (3,405,398)     (1,468,082)
     Purchase of 324 Unconsolidated Partnerships, Net of Cash Acquired ...........    (25,506,117)           --
     Capital Expenditures - Real Estate ..........................................     (8,926,103)     (1,529,553)
                                                                                     ------------    ------------
Net Cash (used in) Investing activities ..........................................    (38,422,214)     (1,363,983)
                                                                                     ------------    ------------
Cash Flows provided by/(used in) Financing activities:
     Proceeds from the exercise of Stock Options .................................      1,822,643          35,677
     Proceeds from Revolving/Term Debt ...........................................     20,696,083            --
     Principal Payments on Revolving/Term Debt and Other .........................     (1,041,948)    (10,237,033)
     Proceeds from Mortgage Debt .................................................           --         2,560,000
     Payments on Mortgages - principal amortization ..............................     (4,976,468)     (1,514,788)
     Payments on Mortgages - lump sum ............................................     (1,508,015)     (3,842,734)
                                                                                     ------------    ------------

Net Cash provided by/(used in) Financing activities ..............................     14,992,295     (12,998,878)
                                                                                     ------------    ------------
Increase / (Decrease) in Cash ....................................................     (2,568,890)        231,379
Cash at Beginning of Period ......................................................      2,568,890       3,593,121
                                                                                     ------------    ------------
Cash at End of Period (1) ........................................................   $       --      $  3,824,500
                                                                                     ============    ============

Supplemental Disclosure of Cash Flow Information
     Cash Payments for Interest ..................................................   $ 30,667,643    $ 10,933,195
                                                                                     ============    ============

(1) All unrestricted cash is applied to the Company's revolving credit facility with draws on the credit facility as funds are needed.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In 1998, the Company acquired the entire ownership interest in 324 Unconsolidated Partnerships owning 326 apartment communities. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (SEE NOTE 2):

                                                                                            (In thousands)
                                                                                           -----------------
Non-Cash Effects:
-----------------
Investments in and Advances to Unconsolidated Partnerships.............................     $    (81,237)
Land and Building......................................................................     $     30,981
Accounts Receivable and Other Assets...................................................     $      9,409
Mortgages..............................................................................     $    362,610
Accounts Payable and Other Liabilities.................................................     $     14,939

Cash Effects:
-------------
Cash Paid to Former Partner(s).........................................................     $    (33,902)
Net Cash Acquired......................................................................            8,396
                                                                                           --------------
                                                                                            $     25,506
                                                                                           ==============

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


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 BASIS OF PRESENTATION

         In December 1997, Lexford, Inc. announced that it would seek to qualify and elect to be taxed as a real estate investment trust for Federal income tax purposes ("REIT") in 1998. In connection with this decision, Lexford, Inc. established a new entity known as Lexford Residential Trust (the "Company"). On March 3, 1998, the shareholders of Lexford, Inc. approved the merger of Lexford, Inc. with and into the Company. The terms of the merger transaction provided that each share of Lexford, Inc.'s issued and outstanding common stock be canceled and converted to two common shares of beneficial interest in the Company. The merger transaction was consummated on March 18, 1998 and the Company has therefore acquired all of the assets and assumed all of the liabilities of the former Lexford, Inc. Share numbers and per share amounts in the Company's financial statements and footnotes have been adjusted to reflect the results of the merger transaction. The consolidated financial statements include the accounts of Lexford Residential Trust, formerly known as Lexford, Inc. and Cardinal Realty Services, Inc., and its wholly owned subsidiaries and partnerships (collectively the "Company"). The Company, for consolidated financial statement purposes, includes corporations, limited partnerships and other legal entities which own multifamily apartment communities (the "Rental Properties") in which the Company, in turn, owns 100% equity interest. The Company also holds equity ownership or significant economic interests (i.e. mortgage loans and management contracts entitling the Company to a substantial portion of an apartment community's net cash flow) in multifamily apartment communities in its capacity as general partner or property manager, respectively, in various limited partnerships (the "Unconsolidated Partnerships"). The Rental Properties and the Unconsolidated Partnerships are collectively referred to as the "Properties." The accounts of the Unconsolidated Partnerships are not included within the Company's consolidated financial statements but are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in this consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet as of December 31, 1997, are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

Business Overview
-----------------

         The Company is a fully integrated REIT which owns, manages and opportunistically acquires apartment communities. The Company is the seventh largest multifamily REIT in terms of equity ownership of units, with a strong focus in the value-conscious segment of the apartment industry. The Company's Properties generally consist of relatively smaller apartment communities, averaging approximately 90 units per site. As of September 30, 1998, the Company has whole ownership interest

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION (con't)

in 437 Rental Properties located on 339 sites comprising 28,929 residential units, a partial equity interest in 65 Unconsolidated Partnerships located on 49 sites comprising 4,481 residential units and a significant economic interest as property manager in 14 apartment communities located on 14 sites comprising 2,995 residential units. The combined 516 Properties are located at 402 sites throughout the midwestern and southeastern United States.

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

Third Party Management Business
-------------------------------

         In the first quarter of 1998 the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. The Company has retained a significant number of the executive officers and other personnel dedicated to the Company's property management activities, its proprietary interest in property management training programs and systems, and management agreements for 14 apartment communities in which the Company currently does not own an equity interest. (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

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

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION (con't)


Cash and Funds Held in Escrow
-----------------------------

         In the second quarter of 1998, with the completion of the consolidation of ownership of the Rental Properties, the Company revised its cash management system to ensure that all available unrestricted cash is applied to the Company's credit facility with draws on the credit facility as funds are needed. This change has resulted in the elimination of unrestricted cash.

         Funds Held in Escrow at September 30, 1998 includes funds of $23.3 million held in escrow for the benefit of Rental Properties for improvements and deferred maintenance, real estate taxes, insurance and resident security deposits.

Intangible Assets and Prepaids and Other Assets
-----------------------------------------------

         Intangible Assets at September 30, 1998 is comprised of approximately $3.2 million of management contracts on a portfolio of properties and approximately $490,300 of goodwill related to the trade name, executive officers and other personnel, training programs and property management systems retained from the Third Party Management Business. The management contracts and goodwill are net of amortization of approximately $432,500 (SEE "SALE OF THIRD PARTY MANAGEMENT BUSINESS"). In addition, Intangible Assets includes deferred financing costs of $2.3 million at September 30, 1998. The deferred financing costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

         Prepaids and Other assets at September 30, 1998 includes $4.3 million of deferred offering costs related to the Company's Form S-3 "shelf" registration statement filed with the SEC and a $1.8 million note receivable related to the sale of the Third Party Management Business. In addition, Prepaids and Other assets consists of $1.1 million of prepaid rent, insurance and real estate taxes, approximately $299,100 of utility and other deposits and approximately $320,000 of other prepaid expenses.

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

         Prior to November 1, 1997, the Company accounted for its investments by the cost method. Effective November 1, 1997, based on the Company's decision to seek to acquire ownership of third party equity interests in substantially all of the Unconsolidated Partnerships, the Company began accounting for its investments on the equity method. The Company's share of net Loss of the Unconsolidated Partnerships, amounted to approximately $19,900 for the first nine months of 1998, and is included in Income from Unconsolidated Partnerships in the Consolidated Statements of Income.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION (con't)

         In the first quarter of 1998, the Company invested in a joint venture with a developer for the construction of an apartment community. The investment of $3.4 million is included in Investments in and Advances to Unconsolidated Partnerships at September 30, 1998.

Reclassifications
-----------------

         Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Provision for Income Taxes
--------------------------

         The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1998. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes at least 95% of its REIT taxable income and satisfies a number of organizational, ownership and operational requirements. In addition, primarily due to its organization as a Maryland real estate investment trust, the Company believes it will not be subject to state income taxes in jurisdictions where the Properties are located. Therefore, the Consolidated Statements of Income for the three and nine months ended September 30, 1998 do not include a provision for Federal or state income taxes.

Sale of Third Party Management Business
---------------------------------------

         Due to the non-qualified REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for 14 apartment communities, and all of the Unconsolidated Partnerships, as well as its interests in Lexford Properties, Inc.'s training programs and property management systems and certain of its former executive officers and other personnel to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

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

Non-recurring Costs
-------------------

         Non-recurring Costs were approximately $1.8 million for the nine months ended September 30, 1998. Approximately $1.6 million of the charge related to the retirement plan ("Trustee Retirement Plan") for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and the Executive Deferred Compensation Rabbi Trust (the "Rabbi Trust") for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION (con't)


Performance Equity Plan
-----------------------

         In October 1997, the shareholders of the Company approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorizes the grant of restricted share awards to certain officers and non-employee trustees. The Performance Plan has a three year term (1997 through 1999), with increasing performance goals associated with each year of the term. A total of 636,000 restricted Common Shares are available for grants and have been issued. Vesting under the Performance Plan occurs only upon attainment of specified performance goals. The performance goals are stated as percentage increases over base line amounts established, and as defined, in the Performance Plan approved by shareholders. Any awards that remain non-vested after the third year (i.e., the Company's 1999 fiscal year) will be forfeited.

         Upon the attainment of certain of the performance goals set forth in the Performance Plan as of the end of 1997, two thirds (424,000) of the shares awarded under the Performance Plan became vested. An additional 44,000 shares vested in April 1998 pursuant to the terms of the Trustee Retirement Plan (see "Non-recurring Costs"). As of September 30, 1998, the Company has accrued $1.7 million related to the potential vesting of the remaining shares under the Plan.

Rabbi Trust
-----------

         The Company established the Rabbi Trust in 1996. The Rabbi Trust was established to permit executive officers and trustees to defer taxes on awards of Company shares. The Rabbi Trust is currently restricted to holding Company shares or cash equivalents. In 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus on Issue No. 97-14, Accounting for Deferred Compensation Arrangements. The EITF concluded that the deferred compensation liability and the securities issued to fund deferred compensation must be consolidated by the Company and carried on the Company's balance sheet. Further, the Company's common shares held in the Rabbi Trust should be accounted for as treasury shares by the Company. The Company has applied EITF No. 97-14 commencing with the first quarter of 1998. At September 30, 1998, 860,474 shares held in the Company's Rabbi Trust are included in weighted average shares outstanding for earnings per share purposes and 168,000 non-vested contingent shares held in the Rabbi Trust are reflected in Treasury Shares and excluded from weighted average shares outstanding for earnings per share purposes.

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

                                                               Three Months Ended                   Nine Months Ended
                                                                   September 30,                       September 30,
                                                              1998             1997               1998             1997
                                                        -------------------------------     -------------------------------
Numerator for Basic and Diluted Earnings Per Share:
    Net Income/(Loss)                                   $       757,041  $    1,840,975     $    (5,063,050) $    4,591,976
                                                        ===============  ==============     ===============  ==============

Denominator:
    Denominator for Basic Earnings Per Share-
    Weighted Average Shares                                   9,244,000       7,969,916           8,918,429       7,969,916
                                                        ---------------  --------------     ---------------  --------------
Effect of Dilutive Securities:
    Stock options (1)                                            67,488         192,944            -                170,478
    Time Vesting Restricted Share Awards                         27,839          79,000              37,839          69,000
                                                        ---------------  --------------     ---------------  --------------
Dilutive Potential Common Shares                                 95,327         271,944              37,839         239,478
                                                        ---------------  --------------     ---------------  --------------
Denominator  for Diluted Earnings Per Share-
Adjusted Weighted Average Shares                              9,339,327       8,241,860           8,956,268       8,209,394
                                                        ===============  ==============     ===============  ==============

Basic Earnings Per Share:
    Net Income/(Loss)                                   $           .08  $          .23     $          (.57) $          .58
                                                        ===============  ==============     ===============  ==============

Diluted Earnings Per Share:
    Net Income/(Loss)                                   $           .08  $          .22     $          (.57) $          .56
                                                        ===============  ==============     ===============  ==============


(1) Stock Options for 67,488 shares were excluded from diluted earnings per share for the nine months ended September 30, 1998 because including the shares would be anti-dilutive as a result of the net loss the Company recognized for the first nine months of the year.

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

NOTE 3 MORTGAGE DEBT

         As of the Effective Date, the mortgages on 15 Rental Properties were restated to estimated fair value (the "Carrying Value") because the Fresh Start value of the respective Rental Property was less than the outstanding principal amount of its mortgage. The difference between the Carrying Value of each such mortgage and the full unpaid principal amount thereof is characterized as a "Mortgage Deficiency" for Fresh Start purposes. Although the value of the Rental Properties may have increased since the Effective Date, the Carrying Values of the mortgages and the Rental Properties have not been adjusted. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated or assumed following the Effective Date (including non-recourse mortgages on the 326 Properties acquired pursuant to the Consolidation Plan) are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Rental Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Rental Properties contain cross collateral and cross default provisions; however, all of the mortgage loans secured by the Rental Properties are non-recourse to the Company.

         In December 1997, in furtherance of its deleveraging strategy, the Company arranged for a mortgage purchase facility with a financial institution wherein the lender agreed to purchase outstanding mortgage notes on certain of the Properties. Mortgage purchase transactions were arranged to facilitate either a discount of the face amount of the mortgage or a negotiated pre-payment for a pre-payment premium of less than that otherwise contracted for under the terms of the mortgage loans purchased. In connection with the mortgage purchase facility, the lender engaged in a series of transactions pursuant to which the lender has purchased mortgage loans on twenty-seven Properties from the predecessor holders. The purchased mortgage loans (net of any discount and inclusive of any pre-payment premium received from, or paid to, the predecessor lender) total approximately $34.5 million in principal outstanding as of September 30, 1998. Pursuant to the agreements governing the mortgage purchase facility, the Company

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 MORTGAGE DEBT (con't)

has the right to purchase, and the lender has the right to require the Company to purchase, the mortgage loans at a price equal to the lender's cost basis, less any principal payments made while the lender has owned the loans. The Company is seeking to either (a) obtain an alternative facility for the purchase of these loans, or (b) refinance these mortgage loans, in order to provide for funding in the event the lender determines to require the Company to purchase the loans.

         The outstanding non-recourse mortgage debt on the Rental Properties, including the mortgage debt assumed in relation to the acquisition of the 324 former Unconsolidated Partnerships at September 30, 1998 and December 31, 1997 is as follows:

                                           September 30, 1998          December 31, 1997
                                      ------------------------ --------------------------

    Contractual Mortgage Payable      $           506,410,263      $         150,284,725

    Mortgage Deficiency                            (7,222,968)                (7,647,851)
                                      ------------------------     ----------------------

                                      $           499,187,295      $         142,636,874
                                      ========================     ======================

         Approximately $190.0 million of the contractual mortgage debt including the Company's credit facility, is prepayable without substantial penalty at September 30, 1998. The Company is seeking alternative financing to fund prepayment of the mortgage debt. Any prepayment of mortgage debt at the contractual value in excess of its carrying value will result in an extraordinary charge equal to the amount of Mortgage Deficiency associated with such debt.

         In the second quarter of 1997 an extraordinary non-cash loss of $180,534, net of income tax benefits of $115,000, resulted from the mortgage debt refinancing of one Rental Property.

NOTE 4 RELATED PARTY TRANSACTIONS

         The Company manages all but one of the Properties owned by the Unconsolidated Partnerships. The Company earned fee based revenues from the Unconsolidated Partnerships of approximately $443,000 and $2.7 million for the three months ended September 30, 1998 and 1997, respectively and $2.2 million and $8.5 million for the nine months ended September 30, 1998 and 1997, respectively. The Company also earned a majority of its interest income on its receivables (including second mortgages) from the Unconsolidated Partnerships. Approximately $536,000 and $1.9 million of the Company's Accounts Receivable (net of allowances) were due from the Unconsolidated Partnerships as of September 30, 1998 and December 31, 1997, respectively. The decline in the accounts receivable is due primarily to the acquisition of the 324 former Unconsolidated Partnerships pursuant to the Consolidation Plan. Fee Based Revenues and Accounts Receivable related to the Rental Properties are eliminated in consolidation.

         The Company received net principal repayment of advances from Unconsolidated Partnerships of approximately $8,000 in the first nine months of 1998 as compared to approximately $579,000 in the first nine months of 1997. These advance repayments were credited to Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 -- "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS").

                            LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME
            STATEMENTS

         The following unaudited pro forma condensed consolidated income statements for the three and nine months ended September 30, 1998 and 1997 assume that all 324 former Unconsolidated Partnerships acquired in 1998 were purchased as of January 1, 1998, and 1997, respectively. The unaudited pro forma condensed consolidated income statements do not purport to present what the Company's results of operations would actually have been had such events in fact occurred on the date or at the beginning of the periods indicated above or to project the Company's results of operations for any future date or period.

                                                                   Three Months Ended        Nine Months Ended
Pro Forma Condensed Consolidated Income Statements                    September 30,            September 30,
--------------------------------------------------                  1998        1997          1998        1997
                                                                ----------------------------------------------------
                                                                 Unaudited    Unaudited    Unaudited    Unaudited
                                                                ----------------------------------------------------
                                                                      (in thousands, except per share amounts)
REVENUES:
    Rental and Other Property Revenues                          $   37,404   $   36,980    $  111,101    $  108,085
    Fee Based and Income from Unconsolidated Partnerships (a)        1,788        2,948         5,477         8,117
                                                                ----------   ----------    ----------    ----------

                                                                    39,192       39,928       116,578       116,202
                                                                ----------   ----------    ----------    ----------
EXPENSES:
    Property Operating and Maintenance                              12,418       11,632        35,811        34,824
    Real Estate Taxes and Insurance                                  3,130        3,282         9,108         9,857
    Property Management (a)                                          2,843        4,072         9,604        12,008
    Administration                                                   1,658        1,268         4,708         3,630
    Non-recurring Costs/Performance Equity Plan (b)                    829          539         3,466           789
    Interest                                                        11,672       12,029        35,006        36,090
    Depreciation and Amortization                                    5,920        5,456        17,679        15,256
    Loss on Sale of Third Party Management Business (c)               --           --           6,300          --
                                                                ----------   ----------    ----------    ----------
                                                                    38,470       38,278       121,682       112,454
                                                                ----------   ----------    ----------    ----------

Income/(Loss) before Gain on Disposal of Assets,
     Income Taxes and Extraordinary Items                              722        1,650        (5,104)        3,748
Provision for Income Taxes                                            --           (935)         --          (2,020)
Extraordinary Loss                                                    --           --            --            (181)
Gain on Disposal of Assets - net                                        35          773           285         1,462
                                                                ----------   ----------    ----------    ----------
Net Income/(Loss)                                               $      757   $    1,488    $   (4,819)   $    3,009
                                                                ==========   ==========    ==========    ==========

Basic Earnings/(Loss) Per Share                                 $      .08   $      .19    $     (.54)   $      .38
                                                                ==========   ==========    ==========    ==========


Diluted Earnings/(Loss) Per Share                               $      .08   $      .18    $     (.54)   $      .37
                                                                ==========   ==========    ==========    ==========


(a)  Includes management fees received and expenses incurred in connection with the operation of the Company's
     Third Party Management Business during 1997. (See Note 1 - - "Sale of Third Party Management Business".)
     The decline in Fee Based revenues is primarily attributable to the sale described therein.
(b)  See Note 1 - - "Non-recurring Costs" and "Performance Equity Plan".
(c)  See Note 1 - - "Sale of Third Party Management Business".

NOTE 6  SUBSEQUENT EVENT

         On July 10, 1998, the Company declared its first quarterly dividend of $0.4325 per share. A dividend of $4.1 million was paid on October 15, 1998 to shareholders of record on September 30, 1998. This dividend was declared by the Board of Trustees in furtherance of its previously announced initial dividend policy of an annualized dividend rate of $1.73 per share.

         On October 30, 1998, the Company reached a settlement in its lawsuit against Hartford Fire Insurance Company related to claims for termite damage losses. Pursuant to the terms of the settlement agreement the Company, in its capacity as general partner of limited partnerships that own Rental Properties and Unconsolidated Partnerships and as agent for parties that have purchased apartment communities formerly owned by Unconsolidated Partnerships, has received cash payment in the gross amount of $3,075,000 and has paid contingency legal fees of $975,000 from the settlement proceeds. The net proceeds of the settlement will be allocated among the properties (including those owned by third parties) based upon the extent of the termite damage at each such property. The Company's portion of the proceeds from the settlement will be utilized to offset costs to be incurred for termite repairs.

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The following discussion explains material changes in the Company's results of operations, comparing the three and nine months ended September 30, 1998 and 1997, and significant developments affecting the Company's financial condition since the end of 1997. As a result of the Company's consolidation of 324 former Unconsolidated Partnerships in January and April 1998, the operating results of such Unconsolidated Partnerships are included in the Company's financial statements for the quarter and a portion of the nine months ended September 30, 1998. Therefore, the Company's results for the three and nine months ended September 30, 1998 will not be comparable to the same periods in 1997. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

           RENTAL AND OTHER PROPERTY REVENUES are derived from the Rental Properties which own and operate apartment communities. Rental and Other Property Revenues increased approximately $26.7 million, or 248%, for the three months ended September 30, 1998, and $68.8 million, or 219% for the nine months ended September 30, 1998, as compared to the same periods in 1997. The majority of the increase, $26.6 million for the three month period and $68.5 million for the nine month period, is related to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis (111 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit during the nine month period increased from $427 in 1997 to $434 in 1998.

           FEE BASED REVENUES no longer represent a material source of revenues for the Company as a result of the Consolidation Plan (see the discussion following the tabular presentation below). Fee based revenues are comprised of management services and investment management revenues generated from services provided to Unconsolidated Partnerships, third party owners and residents at the Properties. Management services revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and third party property owners (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company also provides ancillary services to the Unconsolidated Partnerships, including a "Preferred Resource" discount buying program and laundry services. The Company enters into group buying, volume discount contracts with major vendors as agent for the Unconsolidated Partnerships and third party owned properties and receives a discount from vendors for every purchase made through the Preferred Resource program, as well as a rebate from residents' use of laundry equipment. Investment management revenues consist of partnership administration fees as well as, in 1997, fees generated from loan refinancing and restructuring.

         The following are the major components of management services revenues and investment management fee-based revenues for the three and nine months ended September 30, 1998 as compared to the same periods in 1997 (certain amounts previously reported have been reclassified herein between Property Management Services and Preferred Resource for all periods presented):

                                             Three Months Ended September 30,   Nine Months Ended September 30,
                                                     (In thousands)                     (In thousands)
                                                  1998              1997            1998              1997
                                             --------------   --------------   --------------   --------------
Management Services:
   Property Management Services:
      Unconsolidated Partnerships            $          437   $        2,536   $        2,155   $        7,084
      Third Party                                       376            1,054            1,237            3,047
   Preferred Resources Revenues                         300              413              757            1,282
                                             --------------   --------------   --------------   --------------
Total Management Services Revenues                    1,113            4,003            4,149           11,413
                                             --------------   --------------   --------------   --------------
Investment Management:
   Partnership Administration & Other Fees               50              292              242              859
   Loan Refinancing and Restructuring Fees               --                8               --              114
                                             --------------   --------------   --------------   --------------
Total Investment Management Fee Revenues                 50              300              242              973
                                             --------------   --------------   --------------   --------------
Total Fee Based Revenues                     $        1,163   $        4,303   $        4,391   $       12,386
                                             ==============   ==============   ==============   ==============


         FEE BASED REVENUES decreased approximately $3.1 million, or 73%, for the three months ended September 30, 1998, and $8.0 million, or 65%, for the nine months ended September 30, 1998 as compared to the same periods in 1997. The decrease for the three month period was primarily due to the elimination of fee based revenues related to the acquisition of the 324 former Unconsolidated Partnerships in 1998. In addition, the sale of the Third Party Management Business resulted in a net decrease in third party management fees of approximately $678,000 and $1.8 million for the three and nine months ended September 30, 1998 as compared to the same periods in 1997, partially offset by third party management fees generated from management agreements on 14 apartment communities. The Company originated these management agreements in December 1997 and retained them when the Third Party Management Business was sold. Preferred Resource revenues decreased approximately $113,000 for the three months ended September 30, 1998, and $525,000 for the nine months ended September 30, 1998 as compared to the same periods in 1997. The decrease was due to the classification of vendor rebates on purchases made by the 324 former Unconsolidated Partnerships from and after the implementation of the Consolidation Plan as an offset to maintenance expense instead of revenues from services provided to Unconsolidated Partnerships.

         INCOME FROM UNCONSOLIDATED PARTNERSHIPS decreased approximately $2.0 million, or 76%, for the three months ended September 30, 1998, and $5.6 million, or 72%, for the nine months ended September 30, 1998, as compared to the same periods in 1997. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The decrease in Income from Unconsolidated Partnerships was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998 and the corresponding reclassification of recorded values of $47.3 million from Investments in and Advances to Unconsolidated Partnerships to Rental Properties (SEE NOTE 2 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         PROPERTY OPERATING AND MAINTENANCE expense increased approximately $9.6 million, or 346%, for the three months ended September 30, 1998, and $22.7 million, or 232%, for the nine months ended September 30, 1998, as compared to the same periods in 1997. The majority of the increase is related to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis, Property Operating and Maintenance expense from the 111 Rental Properties in operation for both periods increased approximately $695,500 or 25.0%, for the three months ended September 30, 1998 and approximately $612,500 or 6.3%, for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increase for the three month period was primarily due to an approximately $504,000 adjustment recorded in the third quarter of 1997 to capitalize furniture and fixture replacements expensed in the first half of the year. In the third quarter of 1997, management reviewed its replacement maintenance costs and determined that certain expenditures had a longer useful life and did not require frequent replacement. The balance of the increase for the three months primarily relates to increased lawn care and landscaping costs in 1998 as compared to 1997. The increase for the nine month period was primarily due to a write-down of approximately $400,000 in insurance claim receivables in the first quarter of 1998.

         REAL ESTATE TAXES AND INSURANCE expense increased approximately $2.1 million, or 202%, for the three months ended September 30, 1998, and $5.2 million, or 172%, for the nine months ended September 30, 1998, as compared to the same periods in 1997. The increase was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998. Real Estate Taxes and Insurance expense from the 111 Rental Properties in operation for both periods decreased approximately $87,200, or 8.4%, for the three months ended September 30, 1998 and approximately $192,900, or 6.4% for the nine months ended September 30, 1998, as compared to the same periods in 1997. The decrease resulted from reduced insurance premiums upon the renewal of insurance policies, which also benefited Unconsolidated Partnerships.

         PROPERTY MANAGEMENT expense decreased approximately $1.2 million, or 30.2%, for the three months ended September 30, 1998, and $2.4 million or 20.2%, for the nine months ended September 30, 1998, as compared to the same periods in 1997. Property Management expense decreased primarily due to the sale of the Third Party Management Business effective April 1, 1998 (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties.

         ADMINISTRATION expense increased approximately $390,500, or 30.8% for the three months ended September 30, 1998, and approximately $1.1 million, or 29.6%, for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increase in administration expense was primarily due to the following: an increase of approximately $122,800 and $273,200 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 related to the creation of an Acquisition and Disposition Department in 1998; an increase of approximately $166,000 and $483,000 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 related to salary, stock compensation and relocation for two new executives; an increase of approximately $65,800 and $210,400 for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in 1997 related to facility costs for the Company's separate executive offices opened in September 1997, offset by lower facility costs included in Property Management; and the reclassification of certain continuing employee related expenses from Property Management to Administration expense.

         NON-RECURRING COSTS were approximately $1.8 million for the nine months ended September 30, 1998. Approximately $1.6 million of the charge related to the retirement plan for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Deferred Compensation Plan and Rabbi Trust for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs relates to severance costs associated with terminated employees.

         PERFORMANCE EQUITY PLAN expense represents the non-cash charge recorded based upon the potential vesting of the remaining shares available under the 1997 Performance Equity Plan which was approved by the Company's shareholders at the 1997 annual meeting. (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

         INTEREST expense for mortgages on the Rental Properties increased approximately $7.6 million for the three months ended September 30, 1998, and approximately $19.8 million for the nine months ended September 30, 1998, as compared to the same periods in 1997. The majority of the increase was due to the acquisition of the 324 former Unconsolidated Partnerships in 1998. On a comparable unit basis, Interest Expense from the 111 Rental Properties in operation for both periods remained relatively constant. Interest Expense on the Company's revolving and term credit line increased approximately $343,500 for the three months ended September 30, 1998 and approximately $616,700 for the nine months ended September 30, 1998 as compared to the same periods in 1997. This increase was due primarily to the increase in the principal amount outstanding related to costs incurred with the acquisition of the 324 former Unconsolidated Partnerships.

         DEPRECIATION AND AMORTIZATION expense increased approximately $3.9 million for the three months ended September 30, 1998, and $11.0 million for the nine months ended September 30, 1998 as compared to the same periods in 1997. The increase is due to a $300,000 write-off of the value of a land lease and approximately $4.3 million and $10.7 million for the three and nine months ended September 30, 1998, respectively, related to depreciation on the Properties owned by the 324 former Unconsolidated Partnerships acquired in 1998.

         LOSS ON SALE OF THIRD PARTY MANAGEMENT BUSINESS was $6.3 million for the nine months ended September 30, 1998. Due to the non-qualifying REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for 14 apartment communities acquired in December 1997, Lexford Properties, Inc.'s training programs, property management systems and certain of its executive officers and other personnel to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company has taken the following actions:

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

         GAIN ON DISPOSAL OF ASSETS decreased approximately $738,300 for the three months ended September 30, 1998, and approximately $1.2 million for the nine months ended September 30, 1998, as compared to the same periods in 1997. This income is derived from the disposition of miscellaneous assets. Gain on Disposal of Assets is not a recurring, long-term source of revenue.

Earnings before Interest, Taxes, Depreciation and Amortization

         EBITDA is computed as net income before extraordinary items plus interest expense, taxes and depreciation and amortization. Recurring EBITDA is computed as EBITDA, as adjusted for non-recurring items. Adjusted EBITDA is computed as Recurring EBITDA plus principal payments received on account of receivables from Unconsolidated Partnerships less interest on Rental Property mortgage debt. Management believes that, in addition to cash flows and net income, Recurring EBITDA is a useful financial performance measure for assessing the operating performance of an equity REIT because, together with net income and cash flows, Recurring EBITDA provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures and to make distributions to shareholders. To evaluate Recurring EBITDA and the trends it depicts, the components of Recurring EBITDA, such as rental and other revenues, operating and maintenance expenses, real estate taxes and general and administrative expenses, should be considered. Excluded from EBITDA and Recurring EBITDA are financing costs such as interest expense as well as depreciation and amortization, each of which can significantly affect a REIT's results of operations and liquidity and should be considered in evaluating a REIT's operating performance. Further, Recurring EBITDA does not represent net income or cash flows provided by (used in) operating, financing and investing activities as defined by Generally Accepted Accounting Principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

                                                          Three Months Ended         Nine Months Ended
                                                             September 30,             September 30,
                                                            (In thousands)             (In thousands)
                                                         1998           1997         1998         1997
                                                      ----------    ----------    ----------    ----------
EBITDA                                                $   18,315    $    7,966    $   41,939    $   22,266
                                                      ----------    ----------    ----------    ----------
    Loss on Sale of Third Party Management Business         --            --           6,300          --
    Loan Fees                                               --              (7)         --            (114)
    Reserve of Non-Operating Property Receivables           --            --             400          --
    Non-recurring Costs                                     --             538         1,808           788
                                                      ----------    ----------    ----------    ----------

Recurring EBITDA                                          18,315         8,497        50,447        22,940
                                                      ----------    ----------    ----------    ----------
    Interest on Mortgage Loans to Rental Properties      (11,155)       (3,569)      (30,264)      (10,505)
    Principal Payments from Unconsolidated
       Partnerships                                           59           783           354           783
                                                      ----------    ----------    ----------    ----------

Adjusted EBITDA                                       $    7,219    $    5,711    $   20,537    $   13,218
                                                      ==========    ==========    ==========    ==========


         Adjusted EBITDA increased approximately $1.5 million, or 26.4%, for the three months ended September 30, 1998, and $7.3 million, or 55.4%, for the nine months ended September 30, 1998, as compared to the same periods in 1997. The increase in Adjusted EBITDA was primarily related to the acquisition of the 324 former Unconsolidated Partnerships.

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

                                                                           Funds from Operations
                                                           Three Months Ended                 Nine Months Ended
                                                               September 30,                    September 30,
                                                              (In thousands)                   (In thousands)
                                                           1998            1997              1998            1997
                                                      ------------    ------------    ------------    ------------
Net Income / (Loss)                                   $        757    $      1,840    $     (5,063)   $      4,592
                                                      ------------    ------------    ------------    ------------
    Real Estate Depreciation                                 5,459           1,255          14,320           3,556
    Gain on Disposal of Assets                                 (35)           (773)           (284)         (1,462)
    Non-Cash Stock Compensation                              1,102             203           2,838             952
    Non-Recurring Items                                       --               538           1,808             788
    Loss on Sale of Third Party Management
        Business                                              --              --             6,300            --
    Reserve for Non-Operating Receivables                     --              --               400            --
    Amortization associated with Land Lease and
        Goodwill                                              --                52             388             181
    Capitalization of Replacement Items Recorded in
     the Third Quarter of 1997                                --              (500)           --              --
    Extraordinary Loss                                        --              --              --               180
    Provision for Income Taxes                                --             1,161            --             3,035
                                                      ------------    ------------    ------------    ------------
                                                      $      7,283    $      3,776    $     20,707    $     11,822
                                                      ============    ============    ============    ============


         FFO increased approximately $3.5 million, or 92.9% for the three months ended September 30, 1998 and $8.9 million, or 75.2% for the nine months ended September 30, 1998, as compared to the same periods in 1997. The increase in FFO was principally due to the acquisition of the 324 former Unconsolidated Partnerships in 1998. Accordingly, management does not consider a comparison of FFO for the three and nine months ended September 30, 1998 to the same periods in 1997 to be meaningful.

Same Store Property Operating Results

         The following table summarizes the unaudited combined operating results, excluding management and other fees charged by the Company, of the 501 Properties the Company has owned or maintained an ownership interest in at all times during the three and nine months ended September 30, 1998 and 1997 (the "501 Property Same Store Portfolio") (SEE "RENTAL AND OTHER PROPERTY REVENUES"):

                                                         Three  Months Ended            Nine Months Ended
                                                            September  30,                 September 30,
                                                        1998           1997            1998           1997
                                                   ------------    ------------    ------------    ------------
STATISTICAL INFORMATION
Properties                                                  501             501             501             501
Units                                                    32,973          32,973          32,973          32,973
Average Economic Occupancy                                 93.0%           92.6%           92.3%           91.6%
Average Physical Occupancy                                 94.8%           93.6%           93.9%           92.6%
Average Rent Collected / Unit / Month              $        437    $        432    $        435    $        429


FINANCIAL INFORMATION (In thousands)
Revenues
    Rental Income                                  $     40,975    $     39,979    $    121,310    $    117,875
    Other Property Income                                 1,852           2,097           5,760           5,067
                                                   ------------    ------------    ------------    ------------
Total Revenues                                           42,827          42,076         127,070         122,942
                                                   ------------    ------------    ------------    ------------
Expenses
    Property Operating and Maintenance                   13,129          12,496          37,584          36,320
    Real Estate Taxes and Insurance                       3,626           3,811          10,806          11,458
    Major Maintenance (1)                                 1,301           1,450           2,702           3,400
    Other                                                   176             263             885             608
                                                   ------------    ------------    ------------    ------------
Total Expenses                                           18,232          18,020          51,977          51,786
                                                   ------------    ------------    ------------    ------------
Property Operating Income                                24,595          24,056          75,093          71,156
     Interest - Mortgage Debt                            12,454          12,689          37,571          38,319
                                                   ------------    ------------    ------------    ------------
Income after operating, maintenance, improvement
and interest expenses                              $     12,141    $     11,367    $     37,522    $     32,837
                                                   ============    ============    ============    ============

Capital Expenditures (1)                           $      5,764    $      3,567    $     10,796    $      7,945
                                                   ============    ============    ============    ============

(1) The September 30, 1997 Major Maintenance and Capital Expenditures line items have been adjusted as if the capitalization policy that was revised in the third quarter of 1997 to include capitalization of certain replacement items (formerly expensed) had been in effect during the first nine months of 1997.

Same Store Property Operating Results - By Region

         The Company's 501 Property Same Store Portfolio is located in four distinct regions. The Northeast region is comprised of northern and central Ohio, Pennsylvania, and West Virginia; the Central region is comprised of southern Ohio, Indiana, Kentucky and Michigan; the Mid-Atlantic region is primarily Georgia; and the Southeast region is Florida. The Company owns, or maintains ownership interests in three Properties comprised of 190 units that are not managed by the Company and are not included in the following regional information.

                                                                 Three  Months Ended            Nine Months Ended
                                                                    September 30,                September 30,
                                                                 1998         1997             1998         1997
                                                             ------------- ------------    ------------- ------------
Northeast Region
   Units                                              8,885
   Average Economic Occupancy                         =====         94.1%        93.8%            93.2%        92.4%
   Average Physical Occupancy                                       94.9%        94.4%            94.0%        92.9%
   Average Rent collected/Unit/Month                           $      446    $     439       $      443   $      436

Central Region
   Units                                              9,268
   Average Economic Occupancy                         =====         93.5%        93.5%            93.1%        92.4%
   Average Physical Occupancy                                       94.8%        93.8%            94.3%        92.7%
   Average Rent collected/Unit/Month                           $      419   $      416       $      416   $      414

Mid-Atlantic Region
   Units                                              5,056
   Average Economic Occupancy                         =====         91.6%        91.4%            91.0%        91.1%
   Average Physical Occupancy                                       94.8%        93.3%            93.5%        92.2%
   Average Rent collected/Unit/Month                           $      467   $      460       $      467   $      461

Southeast Region
   Units                                              9,574
   Average Economic Occupancy                         =====         92.6%        91.6%            91.8%        90.5%
   Average Physical Occupancy                                       94.6%        92.9%            93.7%        92.2%
   Average Rent collected/Unit/Month                           $      433   $      426       $      432   $      423


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997 and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity requirements of the Company.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowing available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased approximately $6.3 million for the nine months ended September 30, 1998, as compared to the same period in 1997. The increase was due primarily to the acquisition of 324 former Unconsolidated Partnerships in 1998.

         The other factors impacting the Company's cash flow in 1998 as compared to the same period in 1997 are discussed in "Results of Operations."

REIT Election
-------------

         After careful consideration and consultation with its legal, tax and financial advisers, the Company announced on December 19, 1997 that it would seek to elect to be taxed as a REIT. To help facilitate REIT qualification and to position itself to meet the expectations which management believes the capital markets apply to REITs, the Company engaged in the following transactions (collectively referred to as the "REIT Conversion"): (i) the merger of the Company's predecessor, Lexford, Inc., with and into the Company (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS), and (ii) the sale of the Third Party Management Business. The REIT Conversion was structured so as to allow the Company to carry on the pre-existing business of owning and managing multifamily residential apartment communities but at the same time to take advantage of favorable Federal and state income tax consequences available to REITs. In addition, the Company believes the market valuations and access to capital markets are more favorable to REITs as compared to the traditional "C" corporation real estate operating companies. The Company believes its REIT status will enhance its ability to pursue its growth strategy.

         In connection with the REIT Conversion, the Company announced a strategy to deleverage its balance sheet (i.e. reduce its total mortgage indebtedness thereby improving the ratio of its total debt to its total capitalization). In order to implement its deleveraging strategy, the Company conducted a secondary offering of its common shares of beneficial interest; however, in late May 1998 when the SEC had declared the Company's Form S-3 Registration Statement filed in connection with such public offering effective, the Company's Board of Trustees and executive management determined that pursuing the offering would not be in the best interest of the Company's shareholders because the price at which the Company could issue and sell its common shares would be excessively dilutive to the Company's existing shareholders. Since that time, in the opinion of management and the Trustees, the equity capital markets for REITs have not improved such that a public offering of the Company's common shares is warranted at this time. For these reasons, the Company has determined to consider other strategic alternatives to implement its goal of deleveraging its balance sheet, although it will continue to maintain its "shelf" registration statement in order to facilitate an expeditious offering of common shares in the event market conditions so warrant. Such strategic alternatives may include, but are not limited to, the sale of Properties and application of net proceeds of sale to the reduction of the Company's indebtedness. The Company may consider the sale of Properties or other alternatives, but no firm decision has been made at this time with respect to the advisability or implementation of any of them.

Shelf Registration
------------------

         On May 21, 1998, the Company announced that it had postponed the securities offering it had planned due to the current market conditions for REIT securities. The Company had planned a public offering of 11 million common shares of beneficial interest. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million common shares of beneficial interest. The Company intends to undertake an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration.

         The Company had obtained a commitment letter from Bank Boston, NA for a $150.0 million credit facility that was contingent upon the Company raising new equity capital of at least $240.0 million. Due to the withdrawal of the proposed offering of 11 million shares, this facility is not available to the Company.

         In October 1997, the Company retained Morgan Stanley & Co., Incorporated ("Morgan Stanley") as its financial advisor in connection with the proposed securities offering. In July 1998, the Company reached an agreement for the termination of the engagement of Morgan Stanley as its managing underwriter for public offering equity securities. In connection with this termination, Morgan Stanley agreed that it is not entitled to any fees or reimbursement of out of pocket costs and expenses from the Company in consideration for the Company's agreement to continue its retention of Morgan Stanley as its financial advisor (as contemplated by the October 1997 letter agreement) in the event of sale, merger or divestiture/spin-off commenced on or before January 22, 2000.

Credit Facility
---------------

         On September 30, 1998, the Company entered into the Second Amended and Restated Loan and Security Agreement with The Provident Bank. The amended revolving credit facility ("Facility"), is for $40 million and represents an increase to and replacement of all former revolving credit facilities with The Provident Bank (the "Bank"). The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, 8.00%, minus 1% at October 31, 1998. As of September 30, 1998 the outstanding balance under the Facility was $23.3 million compared to $2.6 million at December 31, 1997. The increase in borrowings was due to the costs to acquire the 324 former Unconsolidated Partnerships. The Company's former $7.0 million revolving line of credit for acquisitions and Property debt restructuring (the "Acquisition Line") was converted into a term loan which matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of September 30, 1998, the unpaid principal balance outstanding under the Acquisition Line was approximately $3.7 million.

Financing Arrangements for the Properties
-----------------------------------------

         In December 1997, in furtherance of its deleveraging strategy, the Company arranged for a mortgage purchase facility with a financial institution wherein the lender agreed to purchase outstanding mortgage notes on certain of the Properties. Mortgage purchase transactions were arranged to facilitate either a discount of the face amount of the mortgage or a negotiated pre-payment for a pre-payment premium of less than that otherwise contracted for under the terms of the mortgage loans purchased. In connection with the mortgage purchase facility, the lender engaged in a series of transactions pursuant to which the lender has purchased mortgage loans on twenty-seven Properties from the predecessor holders. The purchased mortgage loans (net of any discount and inclusive of any pre-payment premium received from, or paid to, the predecessor lender) total approximately $34.5 million in principal outstanding as of September 30, 1998. Pursuant to the agreements governing the mortgage purchase facility, the Company has the right to purchase, and the lender has the right to require the Company to purchase, the mortgage loans at a price equal to the lender's cost basis, less any principal payments made while the lender has owned the loans. The Company is seeking to either (a) obtain an alternative facility for the purchase of these loans, or (b) refinance these mortgage loans, in order to provide for funding in the event the lender determines to require the Company to purchase the loans.

Capital Expenditures
--------------------

         The Company's non-real estate capital expenditures, including computer hardware and software and leasehold improvements, for the nine months ended September 30, 1998 amounted to approximately $928,000 funded from cash flow and borrowings under the Company's credit facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Company's credit facility.

         The Company's capital expenditures for the nine months ended September 30, 1998 amounted to approximately $8.9 million for the Rental Properties. In addition, approximately $1.5 million of Major Maintenance and Replacement costs were expensed in the first nine months of 1998. These expenditures were funded from cash flow and maintenance escrow funds. The Company has identified 224 Properties (approximately 15,000 units) for which it believes disciplined capital spending will yield substantial rent increases while maintaining high occupancy rates, therefore generating an attractive return on investment. Subject to available financing and its continuing review of investment returns from funds expended in connection with such plan, the Company plans to invest approximately $19.0 million over the next five years on such Properties in excess of its targeted annual capital and major maintenance spending of $400 per unit.

Year 2000
---------

         The "Year 2000" problem is due to the fact that many computer systems only use the last two digits to refer to a year. Therefore the computer systems do not properly recognize a year that begins with "20" instead of "19". If not corrected, computer applications could fail or provide erroneous results.

         Prior to 1998, as part of the Company's normal cycle of enhancing and upgrading hardware and implementing new software, Year 2000 compliance concerns were addressed. As new equipment and software was acquired and installed, testing and warranties as to Year 2000 compliance were obtained. Furthermore, in 1998, due to the magnitude of the Year 2000 issue a formal project team and plan was developed to review, and, where appropriate, identify and test all systems to ensure Year 2000 compliance for all critical systems utilized by the Company. The Year 2000 plan will also assess the risks the Company may have related to vendors' and service suppliers' failures to remediate their own Year 2000 issues. The Company anticipates completing Year 2000 projects by June 1999, which is in advance of any anticipated impact on its operating systems. The Company is currently surveying all critical vendors and service suppliers as to their Year 2000 readiness. Contingency plans for Year 2000 failures for both internal and external vendors and service suppliers will be completed by September 1999.

         The following is the status of the Company's Year 2000 compliance as of September 30, 1998. Systems of a critical nature have either been remedied or a formal plan for resolution is in place. The following table summarizes the status and plans for resolution for these systems. Areas are ordered by level of risk (C = critical, H = high, M = medium, L = low) and compliance status.

-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
CATEGORY       PLATFORM/APPLICATION             RISK    STATUS            ACTION PLAN                 COMPLIANCE DATE
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
HARDWARE       AS/400                             C     Compliant
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Telephone Systems                  M     Compliant
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               PCs                                M     Undetermined      Currently evaluating.       January 1999
                                                                          30% of systems replaced.
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Servers                            M     Undetermined      Currently evaluating.       January 1999
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------

-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
OPERATING      AS/400 -OS/400                     C     Compliant
SYSTEMS
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Network - Novell 4.1               C     Undetermined
                                                                                                      December 1998
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Servers - Microsoft N/T            C     Undetermined                                  December 1998
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Servers - Citrix                   C     Undetermined                                  December 1998
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------

-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
SOFTWARE       AS/400 - (General Ledger,          C     Compliant
MIDRANGE       Accounts Payable)
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               AS/400 - (Rent Receivables)        C     Non-Compliant     Project in-progress to      June 1999
                                                                          upgrade.  Formal Plan.
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               AS/400 - (Fixed Assets)            C     Non-Compliant     Project in-progress to      December 1998
                                                                          upgrade.  Formal Plan.
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               AS/400 - In-house (Investment      L     Non-Compliant     Project in-progress to      December 1998
               Management)                                                utilize external tax
                                                                          service. Formal Plan.
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
SOFTWARE PCS   Server - (Payroll)                 C     Compliant
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------

-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
PLANT          Building Security                  C     Compliant
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------
               Air Conditioning                   M     Compliant
-------------- ------------------------------- -------- ----------------- --------------------------- ----------------

         The costs associated with the Year 2000 compliance issue is currently estimated in the range of $200,000 to $300,000 to address internal Year 2000 issues. As of September 30, 1998, the Company has not incurred any material costs specifically related to the Year 2000 issue. Potential costs that may be incurred due to external vendors and service provider Year 2000 failure can not be determined at this time. The Company will fund Year 2000 costs from cash flow from operations or its credit facility which the Company believes is adequate to fund the Year 2000 costs.

         The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier with the exception of utilities and lenders as a group. Utilities and lenders could impact the operations of the Company if they encountered significant Year 2000 problems. The Company is in the process of contacting the utilities and Lenders to determine their status regarding Year 2000. The Company has been working with its working capital lenders in testing system interfaces for Year 2000 compliance. Although the portfolio of Properties is spread across several utilities there is a significant material concentration of Properties in Ohio and Florida such that if the Year 2000 problem interrupted utility service to these Properties it would have a significant impact on the financial condition and results of operations of the Company. If any other manufacturers, vendors or service providers, cease to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternative providers without any material adverse effect on the Company's financial condition or results of operations.

         Because of the Company's broad resident base, Its business success is not closely tied to the collection of rents from any particular resident. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and the results of operations if any residents become unable to pay rent due to Year 2000 related problems encountered by resident employers or banking institutions.

         The Company anticipates completing all Year 2000 projects prior to any anticipated impact on its operating systems and business operations. This assumption is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of third party software and reliance on vendor and service provider assurances of compliance with Year 2000 issues and other factors. There can no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Quarterly Dividend
------------------

         On July 10, 1998, the Company declared its first quarterly dividend of $0.4325 per share for the quarter ending September 30, 1998. A dividend of $4.1 million was paid on October 15, 1998 to shareholders of record on September 30, 1998. This dividend is equal to an annualized dividend rate of $1.73 per share. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each calendar quarter. The Company's distribution policy is subject to modification by the Company's Board of Trustees.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         On October 30, 1998, the Company reached a settlement in its lawsuit against Hartford Fire Insurance Company ("Hartford") in the United States District Court for the Middle District of Florida, in a case captioned CARDINAL REALTY SERVICES, INC. V. HARTFORD FIRE INSURANCE CO., Case No. 96-458-CIV T-24A. Pursuant to the terms of the settlement agreement the Company, in its capacity as general partner of limited partnerships that own Rental Properties and Unconsolidated Partnerships and as agent for parties that have purchased apartment communities formerly owned by Unconsolidated Partnerships, has received cash payment in the gross amount of $3,075,000 and has paid contingency legal fees of $975,000 from the settlement proceeds. As a result of the settlement all claims against Hartford for termite-related losses at approximately 150 properties in which the Company holds (or formerly held) an interest, pursuant to an excess property insurance policy issued to the Company by Hartford, have been settled and discharged in full. The termite related losses are the same as those which formed the subject matter of prior litigation against the Company's former primary insurance carrier, National Union Fire Insurance Company in which the Company arrived at a mutual settlement. The net proceeds of the settlement will be allocated among the properties (including those owned by third parties) based upon the extent of the termite damage at each such property and will be distributed for the benefit of each such property upon completion of the allocation process.

Item 2.  Changes in Securities
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual meeting of shareholders on September 29, 1998. At the meeting, the Company's shareholders:

         - Elected the following slate of Trustees nominated by the disinterested members of the Company's Board of Trustees for terms expiring in 2001: John B. Bartling and Robert J. Weiler. The continuing Trustees are Stanley R. Fimberg, Joseph E. Madigan, Glenn C. Pollack and H. Jeffrey Schwartz.

         The votes cast for, against, withheld and abstained for the election of the two Trustees were as follows:

         John B. Bartling received 8,354,200 for and 33,766 withheld votes with no abstentions; and Robert J. Weiler received 8,356,035 for and 31,931 withheld votes with no abstentions.

Item 5.  Other Information
         -----------------

         This Form 10-Q contains certain forward-looking statements regarding prospects for (i) proposed mortgage loan repayments and capital improvements to Properties, contingent, in all cases, upon available financing, successful implementation and availability and achievement of projected returns on investment, (ii) possible improvements in net operating income from the Properties, (iii) the Company's quarterly dividends and its distribution policy,
(iv) the Company's foreseeable capital and liquidity requirements and sources, and (v) its successful resolution of all internal and external Year 2000 compliance issues in a timely manner and within an estimated range of costs. The forward-looking statements represent management's good faith evaluations based, among other things, upon existing market, financial and economic conditions, the availability and ability to satisfy anticipated conditions precedent to proposed financing arrangements, the physical condition of the Rental Properties and cost and timing estimates as well as third party assurances of Year 2000 compliance. There can be no assurance that the forward-looking statements will prove to be correct. Any differences in actual results or developments may be material.

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

                            LEXFORD RESIDENTIAL TRUST
                                  (Registrant)

Dated: November 13, 1998     By: /s/ John B. Bartling
                                 ------------------------

                                 John B. Bartling

                                 President and Chief Executive Officer



Dated: November 13, 1998     By: /s/ Mark D. Thompson
                                 -----------------------

                                 Mark D. Thompson

                                 Executive Vice President and Chief Financial Officer

                                 (Principal Accounting Officer)



Dated: November 13, 1998     By: /s/ Ronald P. Koegler
                                 ------------------------

                                 Ronald P. Koegler

                                 Senior Vice President and Controller