Form 10-K405
period 1998-12-31
LEXFORD RESIDENTIAL TRUST /MD/
filed 1999-03-23
CIK 1053246

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
       [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

                                         6954 AMERICANA PARKWAY
                                          COLUMBUS, OHIO 43068
                       (Address of Principal Executive Offices including Zip Code)

                                             (614) 759-1566
                          (Registrant's Telephone Number, including Area Code)

                            ------------------------
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: COMMON SHARES OF
                                                            BENEFICIAL
                                                            INTEREST, PAR VALUE
                                                            $.01 PER SHARE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No __

Indicate by check mark X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of March 16, 1999 the aggregate market value of voting stock held by non-affiliates (based on total shares outstanding reduced by the number of shares held by trustees, officers, and other affiliates) of the Registrant was $141,395,643 based on the closing price reported on the New York Stock Exchange.

Indicate by check mark X whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes X   No __

As of March 16, 1999 there were 9,551,877 common shares of beneficial interest outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           LEXFORD RESIDENTIAL TRUST

                            FORM 10-K ANNUAL REPORT

                      FISCAL YEAR ENDED DECEMBER 31, 1998

                                                              PAGE:
                                                              -----
PART I:
Item 1      Business........................................     1
Item 2      Properties......................................     9
Item 3      Legal Proceedings...............................     9
Item 4      Submission of Matters to a Vote of Security
            Holders.........................................    10
PART II:
Item 5      Market for Registrant's Common Equity and
            Related Shareholder Matters.....................    10
Item 6      Selected Financial Data.........................    11
Item 7      Management's Discussion and Analysis of
            Financial Condition and Results of Operations...    12
Item 7(a)   Quantitative and Qualitative Disclosure About
            Market Risk.....................................    23
Item 8      Financial Statements and Supplementary Data.....    24
Item 9      Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    24
PART III:
Item 10    Trustees and Executive Officers of the
           Registrant.......................................    24
Item 11    Executive Compensation...........................    24
Item 12    Security Ownership of Certain Beneficial Owners
           and Management...................................    24
Item 13    Certain Relationships and Related Transactions...    24
PART IV:
Item 14    Exhibits, Financial Statement Schedules and
           Reports on Form 8-K..............................    24
Consolidated Financial Statements and Schedules.............   F-1

                                     PART I

     This report contains forward-looking statements including, without limitation, statements concerning: prospects for future increases in rental revenues and appreciation in real property market value from investments and improvements; competitive advantages based upon experience and quality of service; potential expense savings from future operating efficiencies; business strategies; sufficiency of cash flows and liquidity to sustain planned capital expenditures, operating and distribution policy requirements; and increases in distributable cash flow available to Lexford Residential Trust as a result of proposed mortgage refinancing transactions and other opportunities. All of the forward-looking statements contained in this report represent management's good faith projections of future results and are based upon existing market, financial and economic conditions known to management. Future changes or developments in national, regional and local economic and market conditions, especially increased competition at any of these levels within the multi-family residential property industry; changing demographics in the specific locations in which apartment communities owned or managed by the Company are located; the discontinuance of the identifiable trend towards consolidation within the multi-family residential property industry generally; increase in interest rates; or increasing inflation all may operate to render the forward-looking statements contained in this report inaccurate. There can be no assurance that any of the forward-looking statements will prove to be correct. Actual results may differ and such differences may be material.

ITEM 1.     BUSINESS

                                  THE COMPANY

     Lexford Residential Trust, a Maryland real estate investment trust, together with its wholly owned and controlled partnerships, limited liability companies and corporate subsidiaries (the "Company" or "Lexford"), is a fully integrated, self-managed real estate investment trust ("REIT") which owns, manages and invests in direct or indirect ownership interests in multifamily apartment communities. The Company is the sixth largest multifamily REIT in terms of number of units with equity ownership with a strong focus in the value conscious segment of the apartment industry. As of December 31, 1998, the Company had an ownership interest in 511 apartment communities (consisting of an aggregate of 36,333 apartment units) in 16 states (individually a "Property" or "community" and collectively, the "Properties" or the "Portfolio"). At December 31, 1998 the Company owns the entire equity interest in 432 apartment communities (28,857 units) ("Rental Properties") and the Company serves as general partner, and in most cases, also owns some limited partner interest in 79 apartment communities (7,476 units) ("Unconsolidated Partnerships").

     The majority of the Portfolio was constructed during the 1980s and is primarily comprised of one story garden style apartment buildings of modular construction. The Portfolio is located in urban, suburban, secondary and tertiary markets in the midwestern and southeastern United States. During 1998, the average economic occupancy of the Portfolio was 92.7% and the average monthly rent collected per occupied unit was $438. In the aggregate, Net Operating Income (before expenditures for major maintenance and replacement items) ("NOI") of the Portfolio increased approximately 4.1% over 1997 for apartment communities owned (in whole or in part) and operated at all times during the years ended December 31, 1998 and 1997 ("Same-Store") due primarily to an increase of approximately 2.9% in Rental Revenue on a Same-Store basis.

     Location of Properties

     The table below indicates the geographic locations of apartment communities in which the Company had an ownership interest at December 31, 1998:

       STATE         SITES   PROPERTIES   UNITS
-------------------  -----   ----------   ------
Alabama                10        10        1,552
Florida                98       126        9,126
Georgia                61        73        5,404
Illinois                4         4          281
Indiana                51        70        4,415
Kentucky               27        33        2,026
Maryland                4         5          413
Michigan               21        25        1,720
North Carolina          1         1          187
Ohio                  100       136        8,337
Pennsylvania            7         9          608
South Carolina          3         3          269
Tennessee               5         5          348
Texas                   1         1           67
Virginia                4         4        1,211
West Virginia           4         6          369
                      ---       ---       ------
                      401       511       36,333
                      ===       ===       ======

     As of December 31, 1998, the Portfolio consists of 401 geographic sites. The Company's apartment communities average approximately 90 units per site. The difference in the number of apartment communities versus the total number of geographic sites results from separate limited partnerships owning apartment communities constructed on contiguous parcels. As a result of the Company's successful efforts in consolidating the ownership of a number of former syndicated limited partnerships the Company is causing legal entities as to which it has succeeded to the entire ownership interest to consolidate ownership of the apartment communities on contiguous parcels as and when mortgage debt secured by such Rental Properties are refinanced with a single lender. This process has resulted in a reduction in the apartment community count from 515 to 511 in 1998 and the Company anticipates further consolidation of apartment communities in the future.

     The Company's executive offices are located in Columbus, Ohio at 6954 Americana Parkway, Columbus, Ohio 43068. The Company's main telephone number is
(614) 759-1566. On December 31, 1998, the Company employed 170 employees in its executive offices and 1,449 employees at the Properties.

     Common Shares

     The Company's common shares of beneficial interest, par value $.01 per share ("Common Shares"), are traded on the New York Stock Exchange ("NYSE") under the trading symbol "LFT". The Common Shares commenced trading on the NYSE on March 19, 1998 following the merger of the Company's predecessor, Lexford, Inc., an Ohio corporation, with and into the Company which was formed as a wholly owned subsidiary of Lexford, Inc. for the purpose of facilitating the Company's reformation as a Maryland real estate investment trust (the "Merger"). The Company became a publicly held company in 1992 as a result of the distribution of common stock to creditors pursuant to the Chapter 11 bankruptcy reorganization of the former Cardinal Industries, Inc. In connection with the bankruptcy reorganization, Cardinal Industries, Inc. changed its name to Cardinal Realty Services, Inc. ("CRSI"). CRSI registered its common stock under the Securities Exchange Act of 1934 in June 1993, pursuant to a Form 10 registration statement. From 1993 through March 1995, CRSI's common stock was traded on the OTC Bulletin Board under the trading symbol "CNRV". In March 1995, CRSI listed its common stock on the National Market Tier of the NASDAQ Stock Market(sm). In October 1997, the shareholders of CRSI approved a change of name from Cardinal Realty Services, Inc. to Lexford, Inc. Prior to the Merger, the common stock traded under the symbol "CRSI". In connection with the Merger, each share of

Lexford, Inc. common stock was converted into the right to receive two Common Shares and all Common Shares formerly owned by Lexford, Inc. (being the only other Common Shares issued at or prior to the Merger) were canceled. (SEE ITEM 5 -- "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS").

                                 RECENT EVENTS

     During calendar year 1997, the Company considered various alternative strategies with respect to its investments in the Properties and with respect to its property management and other services businesses, at the same time soliciting and receiving input from its significant shareholders, industry analysts, investment banking firms and REIT industry contacts. Management also sought the professional advice of its independent accounting firm and outside legal counsel. In August 1997, Lexford Inc.'s Board of Directors met with management and professional advisors to review strategies and the advice and recommendations received from all sources. At the August 1997 meeting of the Board of Directors, management was authorized to proceed with an analysis of electing REIT status for federal income tax purposes and engaging a financial advisor. At its Annual Meeting of Shareholders on October 7, 1997 the Company announced that it was seriously evaluating a REIT election. The Company retained Morgan Stanley & Co., Incorporated as its financial advisor on October 15, 1997. On December 19, 1997 the Company's Board of Directors determined that a REIT election and the merger of Lexford, Inc. into a Maryland real estate investment trust were in the best interests of the Company and its shareholders.

     Preparatory to the election of REIT status, Lexford Inc. determined in October 1997 to embark upon a program to consolidate ownership of the Unconsolidated Partnerships (the "Consolidation Program"). The Company reported the results of the Consolidation Program on Forms 8-K filed on February 17, 1998, March 2, 1998, and April 20, 1998, respectively. In the first quarter of 1998, pursuant to the Consolidation Program, the Company acquired the entire equity ownership interest in 326 Properties formerly owned by 324 Unconsolidated Partnerships.

     In order to effect its plan to cause a newly created Maryland real estate investment trust to succeed to the ownership of the Company's assets and the conduct of its business, Lexford Inc. created Lexford Residential Trust, a Maryland real estate investment trust, as its wholly owned subsidiary in January 1998. Lexford, Inc. and Lexford Residential Trust proceeded to file a joint proxy statement/prospectus under cover of a Form S-4 Registration Statement with the U.S. Securities and Exchange Commission ("SEC") in order to solicit proxies for the approval of the proposed Merger as well as register Lexford Residential Trust's common shares of beneficial interest under the Securities Act of 1933. The SEC declared the Form S-4 registration statement effective on January 30, 1998 and, in accordance with the joint proxy statement/prospectus, a Special Meeting of Shareholders was held on March 3, 1998. At the special shareholders meeting, the Company's shareholders approved the Merger. The Merger was effective at the close of business on March 18, 1998 and, accordingly, Lexford Residential Trust has succeeded to the ownership of the assets and the conduct of the business of Lexford, Inc. The Common Shares were listed and admitted for trading on the NYSE on March 19, 1998.

     Prior to its decision to elect REIT status, and through and including the first quarter of 1998, the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. The Company has retained certain personnel dedicated to the Company's property management activities, its proprietary interest in property management training programs and systems, and management agreements for the 79 Unconsolidated Partnerships.

     In connection with the REIT Conversion, the Company announced a strategy to deleverage its balance sheet (i.e. reduce its total mortgage and revolving credit indebtedness, thereby improving the ratio of its total debt to its total capitalization). To implement its deleveraging strategy, the Company registered Common Shares for a secondary public offering; however, in late May 1998, immediately prior to the time the Company's Form S-3 Registration Statement filed in connection with such public offering became effective, trading volume in the

Company's Common Shares increased dramatically and market prices for the Common Shares declined precipitously. As a result of these factors, the Company's Board of Trustees and executive management determined that pursuing the offering would not be in the best interest of the Company's shareholders because the price at which the Company could issue and sell its Common Shares would be excessively dilutive to the Company's existing shareholders. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million common shares of beneficial interest. The Company intends to undertake an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration. In October 1997, the Company retained Morgan Stanley & Co., Incorporated ("Morgan Stanley") as its financial advisor in connection with the proposed securities offering. In July 1998, the Company reached an agreement for the termination of the engagement of Morgan Stanley as its managing underwriter for the public offering of equity securities in consideration of Morgan Stanley's exclusive right to act as the Company's financial advisor in connection with any material merger, acquisition or sale transaction involving the Company commenced on or before January 22, 2000. In connection with this termination, Morgan Stanley agreed to waive any claim for any fees or reimbursement of out of pocket costs and expenses from the Company incurred in connection with the terminated secondary public offering.

     In the opinion of management and the Board of Trustees, the equity capital markets for REITs have not improved such that a public offering of the Company's Common Shares is warranted at this time. For these reasons, the Company has determined to also consider other strategic alternatives to implement its goal of deleveraging its balance sheet, although it will continue to maintain its shelf registration statement in order to facilitate an expeditious offering of Common Shares in the event market conditions so warrant. No firm decision has been made at this time with respect to the advisability or implementation of any of such alternatives.

     In summary, during 1998 the Company invested approximately $57.0 million in the Portfolio: $34.0 million to acquire the entire equity ownership interest in 326 apartment communities in connection with the Consolidation Program and $23.0 million in major maintenance and improvements. In addition, effective with the third quarter 1998 the Company commenced paying a quarterly dividend which in the aggregate amounted to $8.2 million for 1998. The Company had originally planned to utilize funds from an equity offering as a source of partial funding for the $57.0 million investment in the Portfolio. Although the equity offering was postponed, the Company believes it still has adequate liquidity to meet ongoing operating and dividend funding requirements (SEE ITEM 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES").

                THE COMPANY'S BUSINESS AND OPERATING STRATEGIES

     Operating and Financing Strategies for 1999

     The Company's overall business objective is to maximize the total return to its shareholders and co-investors through increases in the value of the Portfolio, cash flows and earnings. The Company believes that this objective is best achieved by pursuing a strategy of being the leading provider of housing to "value-conscious" renters. The Company defines value-conscious renters as those who prefer clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in the relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental structures, as represented by its typical monthly rent that currently ranges from $350 to $550 per apartment unit.

     Lexford's mission is to become the dominant U.S. provider of housing to "value conscious" renters. Lexford's strategies to fulfill this mission and build shareholder value are:

          X A focus on markets where the Company will maintain substantial market share;

          X An emphasis on customer service, competitive pricing and operating margins as a low-cost operator; and

          X A commitment to rewarding employees for ingenuity and productivity.

     Increase Revenues at Existing Properties

     The Company will seek to increase rental rates by continuing the capital expenditure program that it commenced in 1998 with $23.0 million of major maintenance and improvements on the Portfolio. The Company historically has been able to effectuate meaningful rental rate increases following improvements to modernize or upgrade the quality of individual Properties. For example, the performance of 183 Properties where improvements were effected following mortgage loan refinancings showed revenues from such Properties increasing 16.3% from 1995 through 1997. Following thorough analysis of the Properties and the sensitivities to rent increases in their respective locales, management identified 224 Properties (approximately 15,000 units) for which it believed disciplined capital spending would yield substantial revenue increases and attractive returns on investments. As a result of the significant level of capital expenditures in 1998 ($678 per unit), which were in large part directed toward those revenue enhancing opportunities, the Company expects to moderate expenditures for major maintenance and capital improvements in 1999 to a range of $11.0 to $13.0 million, or $335 to $395 per unit. The Company's capital improvements will be directed primarily to upgrading units as they become available for lease. During 1999, the Company will evaluate the results achieved before setting new investment targets for the year 2000 and future years.

     The Company believes that it is uniquely positioned to identify required improvements, and achieve favorable pricing on these expenditures, because of the homogeneous nature of the Properties and the Company's extensive database of historical capital improvements. The homogeneity of the Company's apartments enables the Company to accurately estimate useful lives of all major components (i.e. roofs, appliances, exterior paint and siding, asphalt, etc.) and the Company's database of historical capital expenditures by Property, component and year of replacement provides the Company with a useful tool to forecast capital requirements, and thus budget appropriate replacement reserves.

     Leverage Operating Efficiencies

     The Company will concentrate on controlling expenses and implementing efficiencies to increase operating margins. The Company emphasizes on-site property management and believes there are significant opportunities to improve the profitability of individual Properties. Particular attention is paid to opportunities to increase rents, raise occupancy rates and control costs, with property managers being rewarded for increases in property level net operating income through rent increases and controlling property operating expenses.

     The Company believes that the durability and uniformity of its Properties provide for economies and efficiencies in operating and maintenance costs. The Company seeks to manage expenses through a system of detailed management reporting and accountability. The Company also has realized significant expense reductions as a result of the Consolidation Program, which eliminated the costly and cumbersome reporting (both tax and financial), communication and in many instances, cash segregation required to administer over 400 limited partnerships with more than 7,000 third party limited partners. The Company may further seek to control expense through investment in cost-saving initiatives such as national contracting, implementation of improved technology, and the installation of individual apartment unit water and utility meters in certain locations. With its relatively low operating and maintenance costs, the Company believes it can offer competitive rents and still increase its operating margins.

     In 1998, the Company implemented cost saving initiatives involving the streamlining of its financial and supervisory property management operations. The Company recorded a one-time charge of approximately $1.2 million related to the closing of satellite offices, the consolidation of its two Columbus offices and severance expenses for approximately 23 employees. These cost saving initiatives represent a reduction in annual salary and benefit expense of more than $1.1 million. (SEE NOTE 10 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     Refinancing Opportunities

     The Company intends to take advantage of the current favorable interest rate environment to opportunistically reduce its overall cost of capital while simultaneously enhancing cash flow. Even though the Company has relatively small amounts of debt maturing in the next two years, the Company expects that it may be able to increase its Funds From Operations ("FFO") and cash flow by refinancing higher cost mortgage indebtedness with lower rate, lower constant debt. Based upon the terms of current mortgage debt outstanding the Company believes that it can refinance debt at favorable terms and still maintain an overall prepayable debt profile of approximately 50% throughout 1999.

                             RESULTS OF OPERATIONS

     Same Store Portfolio Operating Results

     The following table summarizes the unaudited combined operating results, on a Same Store basis, excluding management fees, other fees and interest charged by the Company, of the 496 Properties (32,898 units) in the Portfolio in which the Company has owned or maintained an ownership interest for the entire two fiscal years presented.

                                                                                         YEAR ENDED
                                                1998 QUARTER ENDED                      DECEMBER 31,
                                    -------------------------------------------      -------------------
                                    MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,        1998       1997
                                    ---------   --------   ---------   --------      --------   --------
Statistical Information
  Average Economic Occupancy......      91.5%      92.5%       93.0%      93.6%          92.7%      92.0%
  Average Physical Occupancy......      93.2%      93.8%       94.7%      94.2%          94.0%      92.7%
  Average Rent/Unit/Month.........   $   440    $   442     $   445    $   449       $    444   $    435
  Average Rent Collected Per
     Occupied Unit/Month..........   $   432    $   436     $   437    $   446       $    438   $    432
Financial Information (in
  thousands)
Revenues
  Rental Income...................   $39,779    $40,383     $40,883    $41,442       $162,487   $157,977
  Other Property Income...........     1,962      1,931       1,848      1,649          7,390      6,450
                                     -------    -------     -------    -------       --------   --------
Total Revenues....................    41,741     42,314      42,731     43,091        169,877    164,427
                                     -------    -------     -------    -------       --------   --------
Expenses
  Property Operating and
     Maintenance..................    11,607     12,781      13,098     12,944         50,430     48,485
  Real Estate Taxes and
     Insurance....................     3,606      3,558       3,620      3,824         14,608     15,239
                                     -------    -------     -------    -------       --------   --------
     Operating Expenses...........    15,213     16,339      16,718     16,768         65,038     63,724
                                     -------    -------     -------    -------       --------   --------
     Net Operating Income.........    26,528     25,975      26,013     26,323        104,839    100,703
  Interest -- Mortgages...........    12,446     12,635      12,436     12,282         49,799     50,810
  Major Maintenance &
     Replacements.................       723        676       1,299      1,560          4,258      4,247
  Other...........................       551        158         174        207          1,090        774
                                     -------    -------     -------    -------       --------   --------
     Non Operating Expenses.......    13,720     13,469      13,909     14,049         55,147     55,831
                                     -------    -------     -------    -------       --------   --------
Income/(Loss) After Certain
  expenses........................   $12,808    $12,506     $12,104    $12,274       $ 49,692   $ 44,872
                                     =======    =======     =======    =======       ========   ========
Capital Expenditures..............   $ 2,312    $ 2,697     $ 5,758    $ 7,309       $ 18,076   $ 11,386
                                     =======    =======     =======    =======       ========   ========

     For the full year, Total Revenues increased 3.3% in 1998 as compared to 1997. Rental Revenues increased 2.9% in 1998 as compared to 1997 due to an increase in average rent collected per occupied unit, per month from $432 in 1997 to $438 in 1998, combined with an increase in physical occupancy from 92.7% in 1997 to 94.0% in 1998. Other property income increased 14.5% in 1998 as compared to 1997 as a result of increased fee revenue from products and services made available to residents. Other property income is anticipated to stabilize or decline in 1999.

     Operating expenses increased 2.1% in 1998 as compared to 1997. Property Operating and Maintenance increased 4.0% primarily due to the expensed portion of extensive landscaping, deferred maintenance and improvements completed in 1998. The increase in Property Operating and Maintenance was partially offset by a 4.2% decrease in Real Estate Taxes and Insurance resulting from a decrease in property insurance premiums in 1998. Capital expenditures increased from $11.4 million in 1997 to $18.1 million in 1998 as the Company completed deferred maintenance projects and implemented its capital improvement plan to upgrade units to facilitate rent increases.

     Same Store Portfolio Operating Results -- by Region

     The Company's 496 Property Same Store Portfolio is located in four regions. In 1999, the Company will re-align the Portfolio as three regions, basically combining the Northeast and Central Regions. The Northeast region is comprised of northern and central Ohio, Pennsylvania, and West Virginia; the Central region is comprised of southern Ohio, Indiana, Kentucky and Michigan; the Mid-Atlantic region is primarily Georgia; and the Southeast region is Florida. The Company maintains ownership interests in two Properties comprised of 115 units that are not managed by the Company and are not included in the following regional information.

                                                           QUARTER ENDED                   YEAR ENDED
                                            -------------------------------------------     DEC. 31,
                                            MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   -------------
                                              1998        1998       1998        1998     1998    1997
                                            ---------   --------   ---------   --------   -----   -----
Northeast Region (8,885 units)
  Average Economic Occupancy..............     92.1%      93.5%       94.0%      94.0%     93.4%   92.8%
  Average Physical Occupancy..............     92.9%      94.2%       94.8%      94.3%     94.1%   93.0%
  Average rent/unit/month.................    $ 444      $ 446       $ 450      $ 453     $ 449   $ 440
  Average Rent Collected per Occupied
     unit/month...........................    $ 440      $ 443       $ 447      $ 452     $ 445   $ 439
Central Region (9,268 units)
  Average Economic Occupancy..............     92.2%      93.6%       93.5%      94.1%     93.3%   92.8%
  Average Physical Occupancy..............     93.7%      94.5%       94.8%      94.7%     94.4%   93.0%
  Average rent/unit/month.................    $ 419      $ 422       $ 425      $ 431     $ 423   $ 416
  Average Rent Collected per Occupied
     unit/month...........................    $ 410      $ 418       $ 419      $ 428     $ 419   $ 415
Mid-Atlantic Region (5,056 units)
  Average Economic Occupancy..............     91.3%      90.2%       91.6%      93.0%     91.5%   91.4%
  Average Physical Occupancy..............     92.7%      92.9%       94.7%      94.4%     93.7%   92.2%
  Average rent/unit/month.................    $ 477      $ 479       $ 483      $ 487     $ 482   $ 469
  Average Rent Collected per Occupied
     unit/month...........................    $ 469      $ 465       $ 467      $ 480     $ 470   $ 464
Southeast Region (9,574 units)
  Average Economic Occupancy..............     91.0%      91.9%       92.5%      93.1%     92.1%   91.0%
  Average Physical Occupancy..............     93.2%      93.2%       94.6%      93.6%     93.6%   92.4%
  Average rent/unit/month.................    $ 439      $ 441       $ 443      $ 446     $ 442   $ 432
  Average Rent Collected per Occupied
     unit/month...........................    $ 425      $ 432       $ 430      $ 441     $ 432   $ 422

     Unconsolidated Partnerships

     The Company holds receivables from 64 of the Unconsolidated Partnerships in which the Company had an ownership interest on December 31, 1998, primarily in the form of second mortgages and advances to the Unconsolidated Partnerships. Interest payments on these receivables generate a majority of the interest income recognized by the Company. On December 31, 1998, the contractual obligations of the Unconsolidated Partnerships on account of second mortgages, advances and other payables, including related interest, was $37.5 million while the value of such receivables reflected on the Company's consolidated financial statements was $6.9 million (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     The following table reflects interest income from the 64 Unconsolidated Partnerships recognized for the year ending December 31, 1998 and for over 400 Unconsolidated Partnerships for the years ended December 31, 1997 and 1996, categorized to separately indicate amounts received from operating cash flows and from excess mortgage refinancing proceeds (or release of prior escrows as a result of mortgage refinancings) (in thousands).

                                                      1998     1997      1996
                                                     ------   -------   ------
Interest Income
  Recurring........................................  $2,487   $10,681   $6,960
  Refinancing......................................     538         0    1,937
                                                     ======   =======   ======
     Total.........................................  $3,025   $10,681   $8,897
                                                     ======   =======   ======

     The Company also offers products and services to residents of apartment communities, including renter's insurance, leased apartment furnishings, and on a very limited basis, telecommunications and cable television services. At December 31, 1998, approximately 30% of residents at apartment communities in which the Company has an ownership interest selected renter's insurance. The Company receives commissions from the sale of renter's insurance to residents. In order to ensure its continuing qualification as a REIT for federal income tax purposes, the Company intends (among other REIT qualification tests) to carefully monitor gross revenues derived from each individual Property as well as renter's insurance commission revenues derived from such Property in order to ensure that in no event will "non-qualified income" ever exceed one percent of the total revenues derived from any individual Property.

     Capitalization of Properties

     The Company's investment strategy includes obtaining and maintaining the best available financing for the Properties, with the goal of maximizing their operating performance and managing refinancing risk. Over the past five years, the Company has successfully negotiated long-term, non-recourse, fixed interest rate financing for approximately 96.7% of the Properties. For many of the Properties, the Company also negotiated and established escrows for property improvements, real property tax liabilities and working capital in connection with mortgage refinancing transactions.

     For a discussion of Property mortgage loans refinanced in 1998, SEE ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES".

     Competition

     The Properties are largely comprised of apartment units made of solid, durable modular components manufactured off-site in a quality-controlled environment. The units were manufactured and shipped to be set on foundations constructed on-site at the project's final location. The units generally consist of two, three or four rooms of uniform design and dimension and are small and efficient with low-maintenance finishes. The building exteriors feature a low-pitched asphalt shingle roof, masonite siding and fenced patios. The Company believes the Properties provide a superior residential alternative to most other comparably priced apartments and an attractive residential feel through their low density, mature park-like landscaping, well-maintained lawns and gardens and multiple building single-story layouts. The average age of the apartment units in the Portfolio is 15 years.

     Lexford's apartment communities generally cater to a "value-conscious" resident seeking clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in the relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental rates as represented by its average monthly rents, which currently range from $350 to $550 per apartment unit, which the Company believes is typically 20-25% below the average multifamily rental rates in its markets. The average rental rate per unit for the Portfolio for the year ended December 31, 1998 was $444. The Company's Portfolio is diversified across 79 metropolitan areas throughout the Midwest and Southeast, with concentrations in Florida, Georgia, Ohio, Indiana, Michigan and Kentucky. The Company's Properties tend to be located in suburban, secondary and tertiary markets, where the Company competes locally with other apartment communities.

     The apartment industry is highly competitive and fragmented with numerous owners and developers competing with the Company on a national, regional and local basis. Competition for residents of apartment communities is subject to the conditions and pricing of individual units, local market conditions, the location of the apartment community and other factors. In addition, other forms of housing, including manufactured housing communities and single family homes provide alternatives to potential residents. Nevertheless, the Company believes the geographic distribution of the Portfolio reduces the impact of any one set of local economic conditions on the Company.

     Environmental

     Phase I environmental site assessments have been completed within the last 36 months for more than one-half of the Properties in connection with mortgage refinancing transactions. None of the Phase I environmental site assessments revealed any environmental contaminant or condition that the Company believes would have a material adverse effect on the Company or the Properties. Furthermore, the Company is not aware of any such contamination or condition at any of the Properties. Because the majority of the Properties are less than twenty years old, they do not contain lead based paint or friable asbestos. Nevertheless, it is possible that there exists material environmental contamination of which the Company is unaware.

     Tax Status

     The Company intends to elect to be taxed as a REIT under section 856(c) of the Internal Revenue Code of 1986, as amended (the "Code") effective for the tax year ending December 31, 1998. As a result, the Company generally will not be subject to Federal income tax to the extent it distributes 100% of its REIT taxable income to its shareholders. REIT's are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any year, any taxable income the Company generates may be subject to income tax at regular corporate rates (including any applicable alternative minimum tax).

ITEM 2.     PROPERTIES

     The Company maintains ownership interests in the Rental Properties and the Unconsolidated Partnerships (SEE ITEM 1 -- "BUSINESS").

     The Company has executive and administrative offices, financial operations and a portion of property operations located in 36,120 square feet of space within a single-story office building at 6954 Americana Parkway, in Columbus, Ohio. The Company entered into a lease for the building with Americana Investment Company (an entity affiliated with an outside Trustee of the Company who did not participate in the negotiations for the Company's lease -- SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" IN THE COMPANY'S PROXY STATEMENT FOR ITS 1999 ANNUAL SHAREHOLDERS MEETING INCORPORATED IN PART III OF THIS FORM 10-K BY REFERENCE) in late 1992. This lease was amended and restated in February 1998 with provisions for the current premises (representing a reduction in the former leasehold space), a remodeling and rehabilitation allowance and a seven year term beginning September 1, 1998. Management believes that the lease terms are competitive with commercial lease rates in the Columbus market.

     In December 1998, the Company announced its plans to close all other satellite property management and executive offices. Since December 1998, the Company has successfully terminated its leasehold interest and respective obligations for its former regional property management offices located in Orlando, Florida and San Antonio, and Houston, Texas. Also, in April 1998, the Company entered into an assignment and assumption transaction in connection with the sale of the Third Party Management Business pursuant to which the buyer of the Third Party Management Business assumed the Company's obligations for its leasehold interests in its former property management offices in suburban Dallas, Texas.

ITEM 3.     LEGAL PROCEEDINGS

     On March 7, 1996, the Company filed suit against Hartford Fire Insurance Company ("Hartford") in the United States District Court for the Middle District of Florida, in a case captioned Cardinal Realty Services, Inc. v. Hartford Fire Insurance Co., Case No. 96-458-CIV T-24A. In that case, the Company sought to recover excess property damage insurance claims from Hartford, pursuant to an excess property insurance policy issued to the Company by Hartford, for termite-related losses at approximately 150 Properties in which the Company holds (or formerly held) an interest. The termite related losses are the same as those which formed the subject matter of prior litigation against the Company's former primary insurance carrier, National Union Fire Insurance Company, in which the Company arrived at a mutual settlement. Hartford's insurance policy provided coverage for such losses to the extent they constituted a "single occurrence" within the meaning of the policy and exceeded $25 million. On October 30, 1998, the Company reached a settlement in its lawsuit against Hartford. Pursuant to the terms of the settlement agreement the Company, in its capacity as general partner of limited partnerships that own Rental Properties and Unconsolidated Partnerships and as agent for parties that have purchased apartment communities formerly owned by Unconsolidated Partnerships, has received a cash payment in the gross amount of $3,075,000 and has paid contingency legal fees of $975,000 from the settlement proceeds. The net proceeds of the settlement have been allocated among the properties (including those owned by third parties) based upon the extent of the termite damage at each such property. The Company's portion of the proceeds from the settlement will be utilized to offset costs incurred or to be incurred for termite repairs.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     Commencing on March 19, 1998, the Company's Common Shares began trading on the NYSE under the trading symbol "LFT". In 1998 (through March 18), 1997 and 1996, Lexford, Inc.'s common stock traded on the National Market tier of the Nasdaq Stock Market(sm) under the trading symbol "CRSI". On December 31, 1998, there were approximately 1,236 record holders of the Company's Common Shares. The following table sets forth the high and low sale prices of the Common Shares for the periods indicated as adjusted for the two for one share exchange effected in connection with the merger of Lexford, Inc. with and into the Company.

                                                 1998         DIVIDENDS        1997         DIVIDENDS
                                            ---------------      PER      ---------------      PER
                                             HIGH     LOW       SHARE      HIGH     LOW       SHARE
                                            ------   ------   ---------   ------   ------   ---------
First Quarter.............................  $20.63   $16.88        n/a    $13.38   $10.25      n/a
Second Quarter............................   23.25    18.44        n/a     13.00    11.63      n/a
Third Quarter.............................   20.75    17.38    $0.4325     14.13    10.94      n/a
Fourth Quarter............................   19.75    16.63    $0.4325     17.25    13.57      n/a

                        The Company's transfer agent is:

                                Fifth Third Bank
                               Fifth Third Center
                               38 Fountain Square
                                   MD 1090D2
                             Cincinnati, Ohio 45263

     In 1998, the Company declared dividends of $0.4325 per share for each of the quarters ending September 30, and December 31, 1998. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each calendar quarter. The Company's dividend policy is subject to modification by the Company's Board of Trustees. Prior to 1998, the Company had not paid dividends since it became a public reporting company. Until August 1995, the Company's ability to pay dividends was subject to a prohibition contained in its financing arrangements. The terms of the Company's current credit facility provided by The Provident Bank generally does not restrict the payment of dividends. (SEE ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES.")

ITEM 6.     SELECTED FINANCIAL DATA

     The information below should be read in conjunction with the CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND ITEM 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     The unaudited tables set forth below provide a variety of statistical information about the Company. In 1998 the Company completed the acquisition of 326 Rental Properties formerly owned by Unconsolidated Partnerships and intends to elect REIT status (SEE ITEM 1 -- "BUSINESS" - RECENT EVENTS). Based on these events the financial information for the year ended December 31, 1998 is not comparable to prior years. The Company believes that Funds from Operations and earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA") are significant indicators of the Company's performance. Funds from Operations (or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures), further adjusted by the Company to eliminate expenses attributable to certain non-cash Common Share awards and compensation, Loss on the Sale of the Third Party Management Business, Real Estate Impairment Loss and certain non-recurring expenditures. Neither FFO nor EBITDA represents cash flow as defined by GAAP, and neither necessarily represents amounts of cash available to fund the Company's cash requirements. FFO and EBITDA should not be considered as an alternative to net income as an indication of the Company's performance or to cash flow as a measure of liquidity (in thousands, except for per share amounts):

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1998       1997       1996     1995(1)    1994(1)
                                            --------   --------   --------   --------   --------
Operating Revenue.........................  $146,505   $ 69,049   $ 64,317   $ 23,676   $ 22,600
                                            ========   ========   ========   ========   ========
Inc/(Loss) before Extraordinary Item......  $ (5,532)  $  3,386   $  5,370   $  4,293   $  3,944
Extraordinary Item........................  $    631   $   (180)  $ (1,614)  $    804   $  3,156
                                            --------   --------   --------   --------   --------
Net Income/(Loss).........................  $ (4,901)  $  3,206   $  3,756   $  5,097   $  7,100
                                            ========   ========   ========   ========   ========
EBITDA(2).................................  $ 58,912   $ 26,529   $ 29,531   $ 24,600   $ 24,752
                                            ========   ========   ========   ========   ========
Funds From Operations.....................  $ 28,688        n/a        n/a        n/a        n/a
                                            ========   ========   ========   ========   ========
Basic Earnings Per Share
  Income before Extraordinary Item........  $  (0.60)  $   0.42   $   0.71   $   0.59   $   0.56
  Extraordinary Item......................      0.07      (0.02)     (0.21)      0.11       0.45
                                            --------   --------   --------   --------   --------
  Net Income/(Loss).......................  $  (0.53)  $   0.40   $   0.50   $   0.70   $   1.01
                                            ========   ========   ========   ========   ========
Diluted Earnings Per Share
  Income before Extraordinary Item........  $  (0.60)  $   0.41   $   0.69   $   0.56   $   0.52
  Extraordinary Item......................      0.07      (0.02)     (0.21)      0.11       0.42
                                            --------   --------   --------   --------   --------
  Net Income/(Loss).......................  $  (0.53)  $   0.39   $   0.48   $   0.67   $   0.94
                                            ========   ========   ========   ========   ========
Cash Dividends Declared per Common
  Share...................................  $   0.87        N/A        N/A        N/A        N/A
                                            ========   ========   ========   ========   ========
Balance Sheet Data: (At period end)
Total Assets..............................  $628,922   $241,598   $245,368   $239,399   $236,729
Long-Term Debt............................   527,742    149,999    163,319    170,112    168,159
Shareholders' Equity......................    59,182     74,847     62,509     51,246     43,248

     The earnings per share amounts prior to 1997 have been restated for a two for one share exchange and as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SEE NOTE 15 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

(1) The Company, during 1995 and prior years, classified the Rental Properties as Held for Sale. While the Rental Properties were Held for Sale, the results of operations from the Rental Properties were credited to the carrying value of the real estate and no revenues, expenses or depreciation were included in the Consolidated Statements of Income. Commencing in 1996, the Company changed the classification of the Rental Properties and fully consolidated the operations of the Rental Properties in the Company's Consolidated Statement of Income.

(2) EBITDA for the years ended December 31, 1995 and 1994 includes the funds from operations of the Rental Properties during the period such Properties were Held for Sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto. (SEE ITEM 1 -- "BUSINESS" AND NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

                             RESULTS OF OPERATIONS

Comparison of Results of Operations for the Years ended December 31, 1998 and
1997

     Rental and Other Property Revenues are derived from the Rental Properties which own and operate apartment communities. Rental and Other Property Revenues increased approximately $96 million, or 230% in 1998 as compared to 1997. The majority of the increase, $95.5 million, is related to the acquisition of 326 Rental Properties formerly owned by 324 Unconsolidated Partnerships in 1998. On a comparable unit basis (111 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit increased from $429 in 1997 to $439 in 1998.

     Rental Revenues are directly related to the occupancy and level of rents collected at the properties owned by the Company. For the past three years the Company has maintained occupancy, on average, above 90% at the Properties owned by the Company. The Company's ability to obtain rental increases and maintain occupancy are highly dependent upon market conditions, the physical condition of the Properties and the competitive environments affecting such Properties. The Properties are subject to all operating risks common to residential apartments in general. Such risks include, without limitation: competition from other apartments, excessive building of comparable properties or increases in unemployment in the areas where the apartment communities are located, any of which might adversely affect apartment occupancy or rental rates; increases in operating costs due to inflation and other factors, which increases may not necessarily be offset by increased rents; the inability or unwillingness of residents to pay rent increases; and future enactment of rent control laws or other laws regulating multi-family housing, including present and possible future laws relating to access by physically impaired persons.

     Fee Based Revenues no longer represent a material source of revenues for the Company as a result of the Consolidation Program and the sale of the Third Party Management Business (see the discussion following the tabular presentation below). Fee based revenues are comprised of management services and investment management revenues generated from services provided to Unconsolidated Partnerships, third party owners (for periods through the first quarter of 1998) and residents at the Properties. Management services revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and third party property owners (SEE NOTE 6 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company also provides ancillary services to the Unconsolidated Partnerships, including a discount group buying program and laundry services. The Company enters into group buying, volume discount contracts with major vendors as agent for the Unconsolidated Partnerships and receives a discount from vendors for every purchase made through the program. The Company has also entered into a master lease agreement with a national operator of laundry rooms whereby the Company receives a rebate from residents' use of laundry equipment. Investment manage-ment revenues consist of partnership administration fees as well as fees generated from loan refinancing and restructuring.

     The following are the major components of management services revenues and investment management fee based revenues for 1998 as compared to 1997. Certain amounts previously reported have been reclassified herein between Property Management Services and Ancillary Services for all periods presented (in thousands):

                                                              1998     1997
                                                             ------   -------
Management Services:
  Property Management Services
     Unconsolidated Partnerships...........................  $3,508   $ 9,419
     Third Party...........................................     601     4,194
  Ancillary Services.......................................   1,036     1,639
                                                             ------   -------
Total Management Services Revenues.........................   5,145    15,252
                                                             ------   -------
Investment Management:
  Partnership Administration and Other Fees................     291     1,134
  Loan Refinancing and Restructuring Fees..................      96       131
                                                             ------   -------
Total Investment Management Fee Revenues...................     387     1,265
                                                             ------   -------
Total Fee Based Revenues...................................  $5,532   $16,517
                                                             ======   =======

     Fee Based Revenues decreased approximately $11 million, or 67%, in 1998 as compared to 1997. The decrease was primarily due to the elimination of fee based revenues related to the acquisition of the 324 former Unconsolidated Partnerships in 1998, partially offset by management fees generated from management agreements on 14 Unconsolidated Partnerships. The Company originated these management agreements in December 1997. In addition, the sale of the Third Party Management Business resulted in a net decrease in third party management fees of approximately $3.6 million from 1998 to 1997. Ancillary Services revenues decreased approximately $603,000 from 1998 to 1997. The decrease was due to the classification of vendor rebates on purchases made by the 326 Rental Properties formerly owned by Unconsolidated Partnerships from and after the implementation of the Consolidation Plan as an offset to maintenance expense instead of revenues from services provided to Unconsolidated Partnerships.

     Fee Based Revenues are dependent to a certain extent on the financial condition of the Properties owned and managed by the Company and the Company's ability to retain its ownership interests, typically as managing general partner. Loss of this interest, due to an increase in interest rates or an inability to refinance matured loans, could have an adverse impact on Fee Based Revenues; however, almost all Properties owned by Unconsolidated Partnerships are subject to single asset non recourse mortgage financing.

     Income from Unconsolidated Partnerships decreased approximately $7.7 million, or 71.7%, in 1998 as compared to 1997. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The decrease in Income from Unconsolidated Partnerships was due to the consummation of the Consolidation Program in 1998 and the corresponding reclassification of recorded values of $47.3 million from Investments in and Advances to Unconsolidated Partnerships to Rental Properties (SEE NOTE 2 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     Property Operating and Maintenance expense increased approximately $32.9 million, or 262%, in 1998 as compared to 1997. The majority of the increase is related to the consummation of the Consolidation Program in 1998. On a comparable unit basis, Property Operating and Maintenance expense from the 111 Rental Properties in operation for both periods increased approximately $1.5 million or 11.7%, in 1998 as compared to 1997. Factors contributing to the increase include a write-down of approximately $400,000 in insurance claim receivables in the first quarter of 1998 and an increase in payroll and other operating expenses of approximately $534,000 primarily related to exterior landscaping and maintenance, with the balance related to normal inflationary increases in expenses.

     Real Estate Taxes and Insurance expense increased approximately $7.3 million, or 180%, in 1998 as compared to 1997. The increase was due to the consummation of the Consolidation Program in 1998. Real Estate Taxes and Insurance expense from the 111 Rental Properties in operation for both periods decreased approximately $292,000, or 7.2%, in 1998, as compared to 1997. The decrease resulted from reduced insurance premiums upon the renewal of insurance policies, which also benefited Unconsolidated Partnerships and the newly acquired Rental Properties.

     Property Management expense decreased approximately $3.4 million, or 21.3%, in 1998 as compared to 1997. Property Management expense decreased primarily due to the sale of the Third Party Management Business effective April 1, 1998 (SEE
NOTE 6 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties. While there can be no assurance, management anticipates further reduction in Property Management expenses for its 1999 fiscal year as a result of the closing of satellite offices and reduction in total property management supervisory employees effected in connection with the Company's December 1998 cost saving initiative (SEE ITEM 1 "BUSINESS" -- THE COMPANY'S BUSINESS AND OPERATING
STRATEGIES -- LEVERAGE OPERATING EFFICIENCIES).

     Administration expense increased approximately $1.4 million, or 28.4%, in 1998 as compared to 1997. The increase in administration expense was primarily due to the following: an increase of approximately $452,000 in 1998 as compared to 1997 related to the creation of an Acquisition and Disposition Department in 1998; an increase of approximately $563,000 in 1998 as compared to 1997 related to salary, share compensation and relocation for two new executives; an increase of approximately $293,000 in 1998 as compared to 1997 related to facility costs for the Company's separate executive offices opened in September 1997, offset by lower facility costs included in Property Management; and the reclassification of certain continuing employee related expenses from Property Management to Administration expense.

     Performance Equity Plan expense represents the non-cash charge recorded based upon vesting of the remaining Common Shares awarded under the 1997 Performance Equity Plan, approved by the Company's shareholders at the Company's 1997 Annual Shareholders Meeting. (SEE NOTE 8 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

     Non-recurring Costs in 1998 of approximately $2.7 million were up from approximately $828,000 in 1997. Approximately $1.6 million of the 1998 charge related to the Company's Non-Employee Trustee Retirement Plan ("Trustee Retirement Plan") for four non-employee Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested Common Share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and Rabbi Trust for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's Common Shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The remaining $1.1 million of Non-recurring Costs relates to severance costs associated with 23 terminated employees, and costs related to the closing of satellite offices. The positions were eliminated as part of a cost saving initiative implemented in 1998. The majority of the charge was incurred in the fourth quarter of 1998 (SEE
ITEM 1 "BUSINESS" -- THE COMPANY'S BUSINESS AND OPERATING STRATEGIES -- LEVERAGE OPERATING EFFICIENCIES).

     Interest expense for mortgages on the Rental Properties increased approximately $27.5 million in 1998 as compared to 1997. The majority of the increase was due to the consummation of the Consolidation Program in 1998. On a comparable unit basis, Interest Expense from the 111 Rental Properties in operation for both periods remained relatively constant. Interest Expense on the Company's revolving and term credit line increased approximately $1.0 million in 1998 as compared to 1997, due to the increase in the principal amount outstanding, primarily related to the funding of the Consolidation Program.

     Depreciation and Amortization expense increased approximately $15.0 million in 1998 as compared to 1997. The increase is due to a $300,000 write-off of the value of a land lease and approximately $14.4 million related to depreciation on the Properties acquired pursuant to the Consolidation Program in 1998.

     Real Estate Impairment Loss was approximately $1.0 million in 1998. Based upon management's intent to dispose of a Rental Property, the Company determined that an asset with a carrying value of $1.7 million was impaired and recorded the loss in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FASB 121"). (SEE NOTE 7 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). In December 1998, the Company consented to an insubstance foreclosure to the mortgagee of this Rental Property and thereupon recorded a $1.0 million extraordinary gain. (SEE "INCOME /(LOSS) BEFORE EXTRAORDINARY ITEM").

     Loss on Sale of Third Party Management Business was $6.3 million in 1998. Due to the non-qualifying REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for 15 apartment communities acquired in December 1997, Lexford Properties, Inc.'s training programs, property management systems and certain of its personnel to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company took the following actions:

     The original merger agreement for the acquisition of Lexford Properties, Inc. (the former owner of the Third Party Management Business) included a provision that approximately $9.0 million, or 900,000 Common Shares (valued at the time of acquisition in 1996), of the purchase price was subject to forfeiture in whole or in part in the event the Third Party Management Business did not achieve certain profitability criteria by December 31, 1999. On March 13, 1998, the Company negotiated a settlement with the prior shareholders of Lexford Properties, Inc. whereby 300,000 of the 900,000 Common Shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 Common Shares. The release of the 300,000 Common Shares resulted in a $3.0 million charge in the first quarter of 1998.

     The Company adjusted the carrying value of goodwill associated with the original acquisition of the Third Party Management Business by writing off $2.0 million of goodwill. Due to the reclassification of the Third Party Management Business as Held for Sale, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale.

     Lexford Properties, Inc. formed a subsidiary, Lexford Property Management, Inc. ("LPM"), and contributed all of its interests in its management contracts for multifamily apartment communities owned entirely by third parties to LPM in exchange for all of LPM's issued and outstanding preferred stock.

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

     Gain on Disposal of Assets - Net decreased approximately $1.5 million in 1998 as compared to 1997. This income is derived from the disposition of miscellaneous assets. Gain on Disposal of Assets is not a recurring, long-term source of revenue.

     Income/(Loss) before Extraordinary Item was a loss of $5.5 million in 1998 as compared to income of $3.4 million in 1997. As a result of the Company's decision to elect REIT status, the consummation of the

Consolidation Program and the charges incurred with the sale of the Third Party Management Business, Income before Extraordinary Item in 1998 is not comparable to prior years.

     The extraordinary gain of approximately $631,000 in 1998, was comprised of a $1.0 million extraordinary gain related to the Company consenting to an insubstance foreclosure to the mortgagee on a Rental Property (SEE "REAL ESTATE IMPAIRMENT LOSS"), and mortgage debt refinancings on certain Rental Properties (SEE NOTE 7 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AND "LIQUIDITY AND CAPITAL RESOURCES -- FINANCING AND DEBT RESTRUCTURING OF THE PROPERTIES"). The extraordinary charge in 1997 of approximately $180,000, net of income tax benefit was a result of mortgage debt refinancings on certain Rental Properties.

Comparison of Results of Operations for the Years ended December 31, 1997 and
1996

     Rental and Other Property Revenues increased approximately $574,000, or 1.4%, in 1997 as compared to 1996. The increase was primarily due to the increase in average rent collected from occupied units from $420 in 1996 to $429 in 1997. The average economic occupancy of the 111 Rental Properties in operation at all times during 1996 and 1997 was 92.4% in 1996 compared to 91.6% in 1997. Economic occupancy is defined as the amount of revenue collected from residents as a percentage of the revenue a property could generate if full rents for all units were collected.

     Fee Based Revenues are comprised of Property Management Services and Investment Management Revenues generated from services provided to Properties and residents at the Properties. In 1997 and 1996 (as reclassified), the Company classified revenues received from the conduct of its group discount buying program (1997), parts sales (1996) and provision of goods and services to residents as "Preferred Resource" revenues. The following are the major components of Management Services Revenues and Investment Management Revenues for 1997 as compared to 1996. Certain amounts previously reported have been reclassified herein between Management Services and Ancillary Services for all periods presented (in thousands):

                                                               1997      1996
                                                              -------   -------
Management Services:
  Property Management Services
     Unconsolidated Partnerships............................  $ 9,419   $ 9,296
     Third Party............................................    4,194     2,135
  Ancillary Services........................................    1,639       828
                                                              -------   -------
Total Management Services Revenues..........................   15,252    12,259
                                                              -------   -------
Investment Management:
  Partnership Administration and Other Fees.................    1,134     1,132
  Loan Refinancing and Restructuring Fees...................      131       752
                                                              -------   -------
Total Investment Management Fee Revenues....................    1,265     1,884
                                                              -------   -------
Total Fee Based Revenues....................................  $16,517   $14,143
                                                              =======   =======

     Fee Based Revenues increased approximately $2.4 million, or 16.8%, in 1997 as compared to 1996. The increase was primarily due to the inclusion in 1997 of a full year of revenues from the operations of Lexford Properties, a third party property management company, which was acquired on August 1, 1996. The approximate $160,000 decrease in income derived from Furniture Leasing and Renter's Insurance activities from 1996 to 1997 was more than offset by approximately $303,000 of income generated from the volume discount/rebate program instituted by the Company in 1996 in connection with purchases by the Properties. The substantial completion of major debt refinancing efforts by the Company in 1996 resulted in the decrease of approximately $621,000 in Loan Refinancing and Restructuring Fees.

     Income from Unconsolidated Partnerships increased $1.8 million, or 20%, in 1997 compared to 1996. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in, and Advances to, Unconsolidated Partnerships. (SEE NOTE 3 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). The increase in interest income derived from cash generated by Property operations was approximately 53% over the same periods, as approximately $1.9 million of 1996 interest income was generated from the excess proceeds derived from mortgage refinancing transactions effected by Unconsolidated Partnerships. Although the interest income generated from excess refinance proceeds is not recurring, Income from Unconsolidated Partnerships was favorably impacted in 1997, and may be favorably impacted in the future, by the lower debt service as a result of the refinancing transactions completed in 1996 and prior years. The increase in 1997 was a result of improved cash flow due to improved operating performance of the Unconsolidated Partnerships and lower debt service requirements on mortgage debt refinanced in prior years.

     Gain on Disposal of Assets -- Net increased approximately $1.0 million, or 106.6%, in 1997 as compared to 1996. This income is derived from the net disposition proceeds in excess of the aggregate recorded value of these assets. Additional income from the disposal of assets may be recognized in the future, although it is not a significant long term source of revenue for the Company.

     Property Operating and Maintenance expense decreased approximately $1.5 million in 1997 as compared to 1996. The majority of the decrease is due to the capitalization of certain furniture and fixture replacements previously expensed. In the third quarter of 1997, management reviewed its replacement maintenance costs and determined that certain expenditures had a longer useful life and did not require as frequent replacement. These items will now and in the future be capitalized and depreciated over an estimated useful life of five years. Management believes that the revised capitalization policy (which by virtue of a third quarter adjustment has been applied effective as of January 1,
1997) is more like that of its industry peers, most of which are REITs. The Company has announced its intention to elect REIT status for federal income tax purposes beginning with its 1998 fiscal year.

     Real Estate Taxes and Insurance expense remained relatively constant and decreased approximately $88,000, or 2.1%, in 1997 as compared to 1996.

     Property Management expenses increased approximately $3.6 million in 1997 as compared to 1996. The increase was primarily related to the inclusion in 1997 of a full year of expenses for the Third Party Management Business, which was acquired effective August 1, 1996.

     Administration expenses decreased approximately $136,000 in 1997 compared to 1996. The decrease relates to expense reductions implemented during 1997 as described in non-recurring costs.

     Performance Equity Plan expense represents the non-cash charge recorded upon the vesting of 424,000 shares under the 1997 Performance Equity Plan which was approved by the Company's shareholders at the Company's 1997 Annual Shareholders Meeting. An additional 212,000 Common Shares issued under such Plan remained subject to forfeiture at December 31, 1997 pending the satisfaction of vesting criteria at or prior to the end of fiscal year 1999. The Performance Equity Plan vesting criteria has been subsequently satisfied at December 31, 1998.

     Non-recurring Costs in 1997 of $828,000 were up from $243,000 in 1996. Approximately $400,000 of the charge was due to costs related to the elimination of overlapping functions between Lexford Properties and the Company's previous management services operations. In the second half of 1997 the Company recorded a charge of approximately $428,000 primarily related to costs incurred for the Form S-11 filing for the proposed spin off of the Company's Rental Properties. The Company withdrew this filing as it determined to maintain its ownership interests in the Rental Properties and elect REIT status under the Internal Revenue Code.

     Interest expense for mortgages on the Rental Properties decreased approximately $362,000 in 1997 as compared to 1996. The decrease in interest expense was due to the refinancing transactions completed in late 1996. Interest expense on the Company's revolving credit and term debt facility decreased approximately $441,000 in 1997 compared to 1996. The decrease was due to lower outstanding balances on the lines: $7.4 million was outstanding at December 31, 1997, compared to $15.3 million at December 31, 1996.

     Depreciation and Amortization Expense increased approximately $1.0 million in 1997 as compared to 1996. The increase is due to the amortization of goodwill and management contracts associated with the acquisition of the Third Party Management Business and depreciation associated with the items capitalized as discussed above in "Property Operating and Maintenance". In addition, in 1997 the Company recorded a charge of approximately $364,000 as an amortization adjustment to the value assigned to the third party management contracts acquired in

1996. The adjustment was based upon the significant decline in the number of third party property management contracts.

     Income before Extraordinary Item decreased from $5.4 million in 1996 to $3.4 million in 1997. The extraordinary charges in 1997 of approximately $180,000, and in 1996 of $1.6 million, net of income tax benefit, were both a result of mortgage debt refinancing on certain Rental Properties (SEE NOTE 7 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS). Both Income before Extraordinary Item and Net Income were negatively impacted by the non-cash charge recorded upon the vesting of 424,000 Common Shares under the Company's 1997 Performance Equity Plan, as discussed above under "Performance Equity Plan". Before giving effect to that charge, Net Income for 1997 would have increased 86.9% over 1996. After the charge, 1997 Net Income declined about $550,000, or 14.7%, to $3.2 million, from $3.8 million in 1996. In addition, Earnings Per Share calculations were significantly impacted by the Performance Equity Plan and the vesting of awards of Common Shares under employment agreements and other incentive plans. Before giving effect to the charge for the Performance Equity Plan and the dilutive effect of the associated Common Shares, Basic and Diluted Earnings Per Share would have been $.88 and $.86, respectively, an increase of 76% and 79% over 1996. After the charge and dilutive effect of the Common Shares, Basic and Diluted Earnings Per Share for 1997 declined to $.40 and $.39, respectively, from $.50 and $.48, respectively for 1996.

Funds from Operations

     Funds from Operations ("Funds from Operations" or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures)), further adjusted by the Company to eliminate expenses attributable to certain non-cash share awards and compensation, Loss on the Sale of the Third Party Management Business, Real Estate Impairment loss and certain non-recurring expenditures. In addition to cash flows and net income, management considers FFO to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of an entity to fund acquisitions and other capital expenditures and to make distributions to shareholders. However, FFO does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash actually made available to investors during any particular period. FFO also does not represent cash flows provided by (used in) operating, investing or financing activities as determined in accordance with GAAP. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.

     Further, FFO as disclosed by other REITs may not be comparable to FFO per the Company's calculation. FFO for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                    1998      1997      1996
                                                   -------   -------   -------
Net Income / (Loss)..............................  $(4,901)  $ 3,206   $ 3,756
                                                   -------   -------   -------
  Real Estate Depreciation.......................   19,688     4,806     4,541
  Gain on Disposal of Assets.....................     (498)   (1,989)     (963)
  Non-Cash Stock Compensation....................    4,895     7,400       326
  Non-Recurring Items............................    2,033       828       243
  Loss on Sale of Third Party Management
     Business....................................    6,300        --        --
  Reserve for Non-Operating Receivables..........      400        --        --
  Amortization associated with Land Lease and
     Goodwill....................................      388       233       208
  Real Estate Impairment Loss....................    1,014        --        --
  Extraordinary Item.............................     (631)      180     1,614
  Provision for Income Taxes.....................       --     2,189     3,416
                                                   -------   -------   -------
     Funds from Operations.......................  $28,688   $16,853   $13,141
                                                   =======   =======   =======

     FFO increased approximately $11.8 million, or 70.2% in 1998 as compared to 1997, principally due to the consummation of the Consolidation Program in 1998. Accordingly, management does not consider a comparison of FFO for the year ended December 31, 1998 to prior years to be meaningful.

Earnings before Interest, Taxes, Depreciation and Amortization

     The Company believes that earnings before interest, income taxes, depreciation, amortization and extraordinary items ("EBITDA"), Recurring EBITDA (EBITDA less Loan Fees and as adjusted for Non-recurring items) and Adjusted EBITDA (Recurring EBITDA plus principal payments in respect of receivables received from Unconsolidated Partnerships less interest on Rental Property mortgage debt) are significant indicators of the strength of its results. EBITDA is a measure of a Company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures, including expenditures for acquisitions. EBITDA does not represent cash flow as defined by GAAP and does not necessarily represent amounts of cash available to fund the Company's cash requirements. EBITDA and the computations of Recurring EBITDA and Adjusted EBITDA for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                               1998      1997      1996
                                                              -------   -------   -------
EBITDA......................................................  $58,912   $26,529   $29,531
                                                              -------   -------   -------
  Interest Income derived from refinance proceeds...........        0         0    (1,936)
  Gain on Disposal of Assets................................     (498)   (1,989)     (963)
  Loan Fees.................................................      (96)     (130)     (752)
  Performance Equity Plan...................................    2,488     6,280         0
  Loss on Sale of Third Party Management Business...........    6,300         0         0
  Real Estate Impairment Loss...............................    1,014         0         0
  Reserve of non-operating Property Receivable..............      400         0         0
  Non-recurring Costs.......................................    2,685       828       243
                                                              -------   -------   -------
Recurring EBITDA............................................   71,205    31,518    26,123
                                                              -------   -------   -------
  Interest on Rental Property Mortgage debt.................  (41,268)  (13,770)  (14,132)
  Second Mortgage Principal Amortization....................      741       972         0
                                                              =======   =======   =======
Adjusted EBITDA.............................................  $30,678   $18,720   $11,991
                                                              =======   =======   =======

     EBITDA increased $32.4 million, or 122.1%, and Adjusted EBITDA increased $12.0 million, or 63.9%, in 1998 as compared to 1997. The increases were principally due to the consummation of the Consolidation Program. EBITDA decreased $3.0 million, or 10.2%, and Adjusted EBITDA increased $6.7 million, or 56.1%, in 1997 as compared to 1996.

                        LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of liquidity for the Company are cash flow from its operations and borrowings available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities has increased significantly over the past three years, from approximately $12.7 million in 1996; to approximately $18.1 million in 1997; to approximately $28.7 million in 1998. The increase in Net Cash Provided by Operating Activities in 1998 as compared to 1997 was primarily due to the consummation of the Consolidation Program in the first quarter of 1998. In addition, the 4.0% increase in net operating income of the Rental Properties in 1998 as compared to 1997 also contributed to an increase in operating cash flow.

     The other factors impacting the Company's cash flow in 1998, 1997 and 1996 are discussed in "Results of Operations" and "Financing and Debt Restructuring of the Properties".

     The Company anticipates that cash flow from its operations and borrowing available under the Company's credit facility will be adequate to meet the reasonably foreseeable capital and liquidity needs of the Company.

The Company may seek additional capital sources through other debt or equity sources for acquisitions or capital expenditures (SEE ITEM 1 -- "BUSINESS").

Shelf Registration

     The Company had planned a public offering of 11 million Common Shares in the first half of 1998. On May 21, 1998, the Company announced that it had postponed the securities offering it had planned due to the current market conditions for REIT securities. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million Common Shares. The Company intends to undertake an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration (SEE NOTE 1 OF NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

Credit Facility

     On September 30, 1998, the Company entered into a Second Amended and Restated Loan and Security Agreement with The Provident Bank. The amended revolving credit facility ("Facility"), is for $40 million and represents an increase to and replacement of all former revolving credit facilities with The Provident Bank (the "Bank"). The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest, 7.75% at December 31, 1998, minus 1%. As of December 31, 1998 the outstanding balance under the Facility was $29.8 million compared to $2.6 million at December 31, 1997. The increase in borrowings was due to the costs to acquire the 324 former Unconsolidated Partnerships. The Company's term loan matures in March 2001 and has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of December 31, 1998, the unpaid principal balance outstanding on the term loan was approximately $3.4 million.

Capital Expenditures

     The Company's non-Property related capital expenditures for 1998 amounted to approximately $1.2 million funded from cash flow and borrowings under the Facility. The Company anticipates that its capital needs in the future can be satisfied out of cash flow from operations or the Facility. The Company is continuing to upgrade its software and hardware systems in order to obtain optimal efficiencies from technology. Capital Expenditures, combined with Improvement and Replacement Expense was $17.1 million for the Rental Properties, and $5.2 million for the Unconsolidated Partnerships during 1998. These costs are funded from cash flow and maintenance escrow funds. In 1999 the Company anticipates capital expenditures of $1.0 million for general administrative purposes, approximately $10.0 million for Rental Properties and $2.0 million for Unconsolidated Partnerships. A portion of the capital expenditures is part of a capital improvement program the Company is planning for the entire Portfolio (SEE ITEM 1 "BUSINESS" -- THE COMPANY'S BUSINESS AND OPERATING STRATEGIES).

Year 2000

     The "Year 2000" problem is due to the fact that many computer systems only use the last two digits to refer to a year. Therefore the computer systems do not properly recognize a year that begins with "20" instead of "19". If not corrected, computer applications could fail or provide erroneous results.

     Prior to 1998, as part of the Company's normal cycle of enhancing and upgrading hardware and implementing new software, Year 2000 compliance concerns were addressed. As new equipment and software was acquired and installed, testing and warranties as to Year 2000 compliance were obtained. Furthermore, in 1998, due to the magnitude of the Year 2000 issue a formal project team and plan was developed to review, and, where appropriate, identify and test all systems to ensure Year 2000 compliance for all critical systems utilized by the Company. The Year 2000 plan will also assess the risks the Company may have related to vendors' and service suppliers' failures to remediate their own Year 2000 issues. The Company anticipates completing Year

2000 projects by September 1999, which is in advance of any anticipated impact on its operating systems. The Company has surveyed all critical vendors and service suppliers as to their Year 2000 readiness and is currently evaluating their responses and potential impact to the Company. Contingency plans for Year 2000 failures for both internal and external vendors and service suppliers will also be completed by September 1999.

     The following is the status of the Company's Year 2000 compliance as of December 31, 1998. Systems of a critical nature have either been remedied or a formal plan for resolution is in place. The following table summarizes the status and plans for resolution for these systems. Areas are ordered by level of risk (C = critical, H = high, M = medium, L = low) and compliance status.

                                                                                              COMPLIANCE
    CATEGORY          PLATFORM/APPLICATION     RISK      STATUS            ACTION PLAN           DATE
--------------------------------------------------------------------------------------------------------
Hardware           AS/400                       C     Compliant
--------------------------------------------------------------------------------------------------------
                   Telephone Systems            M     Compliant
--------------------------------------------------------------------------------------------------------
                   PCs                          M     Undetermined   Currently evaluating.    April 1999
                                                                     30% of systems
                                                                     replaced.
--------------------------------------------------------------------------------------------------------
                   Servers                      M     Undetermined   Currently evaluating.    April 1999
--------------------------------------------------------------------------------------------------------
Operating Systems  AS/400 -OS/400               C     Compliant
--------------------------------------------------------------------------------------------------------
                   Network -- Novell 4.1        C     Non-Compliant  Upgrade software         June 1999
--------------------------------------------------------------------------------------------------------
                   Servers -- Microsoft N/T     C     Non-Compliant  Upgrade software         June 1999
--------------------------------------------------------------------------------------------------------
                   Servers -- Citrix            C     Compliant
--------------------------------------------------------------------------------------------------------
Software Midrange  AS/400 -- (General Ledger,   C     Compliant
                   Accounts Payable)
--------------------------------------------------------------------------------------------------------
                   AS/400 -- (Rent              C     Non-Compliant  Project in-progress to   June 1999
                   Receivables)                                      upgrade. Formal Plan.
--------------------------------------------------------------------------------------------------------
                   AS/400 -- (Fixed Assets)     C     Compliant      New system installed
                                                                     December 1998
--------------------------------------------------------------------------------------------------------
                   AS/400 -- In-house           L     Non-Compliant  Converting to external   April 1999
                   (Investment Management)                           tax service
--------------------------------------------------------------------------------------------------------
Software PCs       Server -- (Payroll)          C     Compliant
--------------------------------------------------------------------------------------------------------
Plant              Building Security            C     Compliant
--------------------------------------------------------------------------------------------------------
                   Air Conditioning             M     Compliant
--------------------------------------------------------------------------------------------------------

     The costs associated with the Year 2000 compliance issue is currently estimated in the range of $200,000 to $300,000 related to internal Year 2000 issues. As of December 31, 1998, the Company has not incurred any material costs specifically related to the Year 2000 issue. Potential costs that may be incurred due to external vendors and service provider Year 2000 failure can not be determined at this time. The Company will fund Year 2000 costs from cash flow from operations or borrowings under the credit Facility which the Company believes is adequate to fund the Year 2000 costs.

     The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier with the exception of utilities and lenders as a group. Utilities and lenders could impact the operations of the Company if they encountered significant Year 2000 problems. The Company is awaiting responses from the utilities and lenders to determine their status regarding Year 2000. The Company has been working with its working capital lender in testing system interfaces for Year 2000 compliance. Although the portfolio of Properties is spread across several utilities there is a significant material concentration of Properties in Ohio and Florida such that if the Year 2000 problem interrupted utility service to these Properties it would have a significant impact on the financial condition and results of operations of the Company. If any other manufacturers, vendors or service providers, cease to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternative providers without any material adverse effect on the Company's financial condition or results of operations.

     Because of the Company's broad resident base, its business success is not closely tied to the collection of rents from any particular resident. Accordingly, management believes that there should not be a material adverse effect on the Company's financial condition and the results of operations if residents became unable to pay rent due to Year 2000 related problems encountered by residents' employers or banking institutions.

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

Quarterly Dividend

     In 1998, the Company declared its first quarterly dividend, and has paid dividends of $0.4325 per share for each of the quarters ending September 30, 1998 and December 31, 1998. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each calendar quarter. The Company's dividend policy is subject to modification by the Company's Board of Trustees.

Financing and Debt Restructuring of the Properties

     In December 1998, the Company refinanced mortgages on 25 Rental Properties and eight Unconsolidated Partnerships with non recourse mortgage debt. Mortgage indebtedness on the 25 Rental Properties, with a contractual balance of approximately $38.7 million and a Carrying Value of approximately $37.8 million, was refinanced with mortgages bearing a fixed rate of interest of 7.6%, with 25 year amortization and ten year maturities. The refinanced mortgages had been held pursuant to a mortgage purchase facility with a financial institution wherein the lender agreed to purchase outstanding mortgage notes on certain of the Properties.

     A net extraordinary gain of approximately $631,000 resulted from the mortgage debt refinancing and an insubstance foreclosure. The net gain is comprised of a $1.0 million gain on the insubstance foreclosure, plus an extraordinary gain of $1.7 million generated from debt discounts received from the prior lenders to Rental Properties whose mortgage debt was refinanced. These gains were offset by a $1.2 million loss due to prepayment penalties paid to the former lenders and a loss of approximately $902,000 that arose from the mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages.

     The refinancing of the mortgage debt on eight Unconsolidated Partnerships were on the same terms as the mortgages on the Rental Properties. The Company received approximately $900,000 of excess proceeds from the refinancing as repayment of advances and other amounts due to the Company from the Unconsolidated Partnerships.

ITEM 7(a).     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company earnings and cash flow are subject to fluctuations due to changes in interest rates. The Company is exposed to changes in interest rates primarily from its revolving credit facility, $29.8 million outstanding at December 31, 1998, and variable rate mortgage debt aggregating $16.5 million on certain Rental Properties at December 31, 1998. The Company currently does not use interest rate derivative instruments to manage exposure to interest rate changes.

     Based upon the Company's fixed and variable rate indebtedness and weighted average interest rates at December 31, 1998, a hypothetical ten percent or approximately 80 basis points upward movement in market rates of interest would adversely effect future earnings and cash flows by approximately $371,000. In addition, such hypothetical increase in market rates of interest would result in a decrease of approximately $30.6 million in the fair value of the Company's fixed rate debt at December 31, 1998.

     These amounts were determined by only considering the impact of the hypothetical change in rates of interest on the Company's current indebtedness. Future changes in the capital markets could result in changes in the Company's financial structure which currently are indeterminable. If such changes were currently determinable the effects on the Company's earnings and cash flows could be considerably different then the sensitivity effects described above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            Documents filed as part of this report:
            Financial Statements: The Audited Consolidated Balance Sheets of the Company and Subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Income, Shareholders' Equity and Cash Flows of the Company and Subsidiaries for the years ended December 31, 1998, 1997 and 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.     TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

             The information contained under the heading "Election of Trustees" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

             The information contained under the heading "Executive Officers and Compensation" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The information contained under the heading "Security Ownership of Certain Persons" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The information contained under the heading "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

             Documents filed as part of this report:

             (a) Consolidated Financial Statement Schedules: (See the financial statement schedules listed on Index to Consolidated Financial Statements and Financial Statement Schedules on Page F-1 of this report).

             (b) Reports on Form 8-K: The Company did not file any reports on
                 Form 8-K during the fourth quarter of 1998.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                    DESCRIPTION                              SEQUENTIAL PAGE
  ---                    -----------                              ---------------
 2.1      Third Amended Disclosure Statement         Incorporated by reference to Exhibit 2.1
          Pursuant to Section 1125 of Bankruptcy     to the Company's Registration Statement
          Code to Accompany the Plan of              on Form 10 filed June, 1993 (the "Form
          Reorganization of Jay Alix, Chapter 11     10")
          Trustee for Cardinal Industries, Inc. and
          its Substantively Consolidated
          Subsidiaries and Third Amended Plan of
          Reorganization of Jay Alix, Chapter 11
          Trustee, for Cardinal Industries, Inc.
          and its Substantively Consolidated
          Subsidiaries

 2.2      Findings of Fact, Conclusions of Law and   Incorporated by reference to Exhibit 2.2
          Order Confirming Third Amended Plan of     to the Form 10
          Reorganization of Jay Alix, Chapter 11
          Trustee, for Cardinal Industries, Inc.
          and its Substantively Consolidated
          Subsidiaries

 2.3      Representative form of consent             Incorporated by reference to Exhibit 2.1
          solicitation materials furnished to        to the Company's Current Report on Form
          holders of Outside Partner Interests in    8-K filed February 17, 1998 (the "2/98
          connection with the Company's Plan of      8-K")
          Consolidation of former Syndicated
          Partnerships

 2.4      Representative form of agreement and plan  Incorporated by reference to Exhibit 2.2
          of merger for acquisition of Outside       to the 2/98 8-K
          Partner Interests in former Syndicated
          Partnerships

 2.5      Representative form of notice of intent    Incorporated by reference to Exhibit 2.3
          to transfer to holders of Outside Partner  to the 2/98 8-K
          Interests in former Syndicated
          Partnerships acquired without consent
          solicitation requirement

 3.1      Declaration of Trust ("Declaration")       Incorporated by reference to Annex B to
                                                     the Company's Registration Statement on
                                                     Form S-4, Registration No. 333-44251 (the
                                                     "S-4 Registration Statement")

 3.2      Articles of Amendment to the Declaration   Filed as an Exhibit to this Form 10-K
          dated January 30, 1998

 3.3      Articles of Amendment to the Declaration   Incorporated by reference to Exhibit 4.3
          dated March 14, 1998                       to the Company's Quarterly Report on Form
                                                     10-Q for the quarterly period ended March
                                                     31, 1998 (the "First Quarter 1998 10-Q")

 3.4      By laws                                    Incorporated by reference to Annex C to
                                                     S-4 Registration Statement

 3.5      Agreement of Limited Partnership of        Incorporated by reference to Exhibit 99.1
          Lexford Properties, L.P. ("Operating       to Amendment No. 1 to the Company's
          Partnership")                              Registration Statement on Form S-3,
                                                     Registration No. 333-49269

EXHIBIT
  NO.                    DESCRIPTION                              SEQUENTIAL PAGE
  ---                    -----------                              ---------------
 4.1      Form of Common Share Certificate           Incorporated by reference to Exhibit 4.1
                                                     to the Company's Annual Report on Form
                                                     10-K for the Year Ended December 31, 1997
                                                     (the "1997 10-K")

 10.1     Second Amended and Restated Loan and       Filed as an Exhibit to this Form 10-K
          Security Agreement, dated September 30,
          1998, among The Provident Bank, the
          Company and certain of the Company's
          subsidiaries

 10.2     Cognovit Promissory Note (Renewal Balance  Filed as an Exhibit to this Form 10-K
          Revolving Line of Credit) dated September
          30, 1998 issued by the Company and its
          material subsidiaries in favor of The
          Provident Bank

 10.3     Cognovit Promissory Note dated August 11,  Incorporated by reference to Exhibit 10.4
          1995 in the amount of $7,000,000 issued    to the Company's Annual Report on Form
          by the Company and certain of its          10-K for the Year Ended December 31, 1995
          subsidiaries in favor of The Provident     (the "1995 10-K")
          Bank

 10.4     Form of Management Agreement between       Incorporated by reference to Exhibit
          Lexford Properties, Inc. ("LPI") and       10.15 to the 1997 10-K
          certain Unconsolidated Partnerships (as
          revised August 1, 1996)

 10.5     Form of Partnership Asset Management       Incorporated by reference to Exhibit
          Agreement, dated January 1, 1995 between   10.16 to the 1997 10-K
          Cardinal Apartment Management Group, Inc.
          (which was merged with and into the
          Company) and certain Unconsolidated
          Partnerships

 10.6     Form of Extended Partnership               Incorporated by reference to Exhibit
          Administration Agreement, dated January    10.17 to the 1997 10-K
          1, 1995 between Cardinal Apartment
          Management Group, Inc. (which was merged
          with and into the Company) and certain
          Unconsolidated Partnerships

 10.7     Form of Agreement for Tax Appeal Services  Incorporated by reference to Exhibit
          between the Company and certain            10.18 to the 1997 10-K
          Unconsolidated Partnerships (as revised
          February 1996)

 10.8     Lease, dated February 24, 1998, between    Incorporated by reference to Exhibit
          the Company and Americana Investment       10.19 to the 1997 10-K
          Company

 10.9     Master Equipment Lease, dated September    Incorporated by reference to Exhibit
          30, 1996, between Alliance Leasing and     10.20 to the 1997 10-K
          Services Group, Ltd. and the Company

10.10     Agreement and Plan of Merger by and among  Incorporated by reference to Exhibit 10.1
          the Company, Rexflor Acquisition           to the Company's Quarterly Report on From
          Corporation and LPI and the former         10-Q for the quarterly period ended June
          shareholders of LPI dated as of July 19,   30, 1996 (the "Second Quarter 1996 Form
          1996                                       10-Q")

EXHIBIT
  NO.                    DESCRIPTION                              SEQUENTIAL PAGE
  ---                    -----------                              ---------------
10.11     Agreement dated February 13, 1998          Filed as an Exhibit to this Form 10-K
          (regarding vesting and release of
          contingent shares) among the Company and
          the former shareholders of LPI

10.12     Corporation Record of Proceedings of the   Incorporated by reference to Exhibit 10.3
          Incorporator, Shareholders and Directors   to the First Quarter 1998 10-Q
          of Lexford Property Management, Inc.
          ("LPM"), dated February 20, 1998

10.13     Stock Purchase Agreement, dated as of      Incorporated by reference to Exhibit 10.4
          April 1, 1998, among the Company, the      to the First Quarter 1998 10-Q
          common shareholders LPM, and the
          purchasers of all of the common and
          preferred shares of LPM and their
          affiliates

10.14     Assignment dated November 30, 1998, from   Filed as an Exhibit to this Form 10-K
          Brentwood-Lexford Partners, LLC,
          successor-in-interest to LPM, to the
          Operating Partnership of the entire
          members' interests in Lexford Guilford
          GP, LLC and Lexford Guilford LP, LLC

10.15     Agreement of Severance and Mutual Release  Incorporated by reference to Exhibit 10.2
          dated as of July 1, 1998 between the       to the Company's Quarterly Report on Form
          Company and Patrick M. Holder              10-Q for the quarterly period ending June
                                                     30, 1998 (the "Second Quarter 1998 10-Q")

10.16     Agreement of Severance and Mutual Release  Filed as an Exhibit to this Form 10-K dated as of January 1, 1999 between the
          Company and Annette Hoover

10.17     Agreement of Severance and Mutual Release  Filed as an Exhibit to this Form 10-K dated as of January 15, 1999 between the
          Company and Mark Culwell

10.18     Agreement of Severance and Mutual Release  Filed as an Exhibit to this Form 10-K dated as of January 1, 1999 between the
          Company and Peggy Crow Smith

10.19     1997 Performance Equity Plan of the        Incorporated by reference to the
          Company ("Performance Equity Plan")        Company's Proxy Statement, dated August
                                                     28, 1997, for the Company's 1997 Annual
                                                     Shareholders Meeting

10.20     First Amendment to Performance Equity      Filed as an Exhibit to this Form 10-K
          Plan

10.21     Second Amendment to Performance Equity     Filed as an Exhibit to this Form 10-K
          Plan

10.22     Amended and Restated 1992 Incentive        Incorporated by reference to Exhibit 4.3
          Equity Plan of the Company (effective      to the Company's Form S-8 Registration
          November 30, 1995)                         Statement filed July 8, 1997,
                                                     Registration No. 333-30849 (the "1997
                                                     S-8")

EXHIBIT
  NO.                    DESCRIPTION                              SEQUENTIAL PAGE
  ---                    -----------                              ---------------
10.23     Form of Deferred Shares Agreement for      Incorporated by reference to Exhibit
          Employees of the Company                   10.31 to the Form 10

10.24     Form of Restricted Shares Agreement for    Incorporated by reference to Exhibit
          Key Employees of the Company               10.32 to the Form 10

10.25     Form of Restricted Shares Agreement for    Incorporated by reference to Exhibit
          Executive Officers of the Company          10.33 to the Form 10

10.26     Form of Non-Qualified Stock Option         Incorporated by reference to Exhibit
          Agreement for Participants in Trustee's    10.33 to the Form 10
          Employee Retention Plan

10.27     Form of Non-Qualified Stock Option         Incorporated by reference to Exhibit
          Agreement for Non-Employee Trustees        10.36 to the Form 10

10.28     Amended and Restated Savings Plan of the   Incorporated by reference to Exhibit 4.3
          Company                                    to Cardinal Realty Services, Inc. Savings
                                                     Plan's Annual Report on Form 11-K for the
                                                     Plan Year Ended December 31, 1997

10.29     Non-Employee Trustee Restricted Stock      Incorporated by reference to Exhibit A to
          Plan                                       the Company's Proxy Statement dated April
                                                     16, 1996, for the Company's 1996 Annual
                                                     Shareholders Meeting

10.30     Non-Employee Trustee Retirement Program    Incorporated by reference to Exhibit 10.1
                                                     to Second Quarter 1998 10-Q

10.31     Amended and Restated Executive Deferred    Filed as an Exhibit to this Form 10-K
          Compensation Plan of the Company (the
          "Executive Deferred Compensation Plan")

10.32     First Amendment to Executive Deferred      Filed as an Amendment to this Form 10-K
          Compensation Plan

10.33     Executive Deferred Compensation Rabbi      Incorporated by reference to Exhibit 4.6
          Trust Agreement, dated November 27, 1996,  to the 1997 S-8 between the Company and the Provident
          Bank, as Trustee (the "Rabbi Trust
          Agreement")

10.34     First Amendment to Rabbi Trust Agreement   Filed as an Exhibit to this Form 10-K

10.35     Employment Agreement dated as of December  Incorporated by reference to Exhibit
          1, 1995, as amended, between the Company   10.38 to the 1995 Form 10-K
          and John B. Bartling, President and Chief
          Executive Officer of the Company
          ("Bartling Employment Agreement")

10.36     Amendment to Employment and Award          Incorporated by reference to Exhibit 4.8
          Agreements, dated as of April 18, 1996,    to the 1997 S-8
          between the Company and John B. Bartling

10.37     Second Amendment to Employment Agreement,  Incorporated by reference to Exhibit 4.9
          dated as of December 20, 1996, between     to the 1997 S-8
          the Company and John B. Bartling

EXHIBIT
  NO.                    DESCRIPTION                              SEQUENTIAL PAGE
  ---                    -----------                              ---------------
10.38     Third Amendment to Employment Agreement,   Incorporated by reference to Exhibit 4.10
          dated as of January 1, 1997, between the   to the 1997 S-8
          Company and John B. Bartling

10.39     Letter Agreement dated December 1, 1998,   Filed as an Exhibit to this Form 10-K
          between the Company and John B. Bartling
          extending Bartling Employment Agreement

10.40     Employment Agreement dated as of April 1,  Incorporated by reference to Exhibit 4.11
          1996, as amended, between the Company and  to the 1997 Form S-8
          Mark D. Thompson, Executive Vice
          President and Chief Financial Officer of
          the Company ("Thompson Employment
          Agreement")

10.41     Amendment to Employment and Award          Incorporated by reference to Exhibit 4.12
          Agreements, dated as of April 18, 1996,    to the 1997 S-8
          between the Company and Mark D. Thompson

10.42     Second Amendment to Employment Agreement,  Incorporated by reference to Exhibit 4.13
          dated as of December 20, 1996, between     to the 1997 S-8
          the Company and Mark D. Thompson

10.43     Third Amendment to Employment Agreement,   Incorporated by reference to Exhibit 4.14
          dated as of January 1, 1997, between the   to the 1997 S-8
          Company and Mark D. Thompson

10.44     Letter Agreement dated April 1, 1998,      Filed as an Exhibit to this Form 10-K
          between the Company and Mark D. Thompson
          extending Thompson Employment Agreement

10.45     Employment Agreement dated as of January   Filed as an Exhibit to this Form 10-K
          1, 1998 between the Company and Bradley
          A. Van Auken, Senior Vice President,
          General Counsel and Secretary of the
          Company

10.46     Employment Agreement dated as of June 1,   Incorporated by reference to Exhibit 4.27
          1997, between the Company and Leslie B.    to the 1997 Form S-8
          Fox, Executive Vice President and Chief
          Operating Officer of the Company

10.47     First Amendment to Employment Agreement,   Filed as an Exhibit to this Form 10-K
          dated January 1, 1998, between the
          Company and Leslie B. Fox

 11.1     Statement re: computation of per share     See Index to Financial Information -Note
          earnings                                   15 of Notes to Consolidated Financial
                                                     Statements

 21.1     Subsidiaries of the Company                Filed as an Exhibit to this Form 10-K

 23.1     Consent of Ernst & Young LLP               Filed as an Exhibit to this Form 10-K

 27.1     Financial Data Schedule                    Filed as an Exhibit to this Form 10-K

                                   SIGNATURES

     Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          LEXFORD RESIDENTIAL TRUST
                                          (Registrant)

Date: March 23, 1999                      By:       /s/ JOHN B. BARTLING
                                            ------------------------------------
                                              John B. Bartling
                                              President and Chief Executive
                                              Officer

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

                SIGNATURE                                        TITLE                       DATE
                ---------                                        -----                       ----

/s/ JOSEPH E. MADIGAN                            Chairman of the Board and Trustee      March 23, 1999
------------------------------------------
Joseph E. Madigan

/s/ JOHN B. BARTLING                             President, Chief Executive Officer     March 23, 1999
------------------------------------------         and Trustee
John B. Bartling

/s/ MARK D. THOMPSON                             Executive Vice President and           March 23, 1999
------------------------------------------         Chief Financial Officer
Mark D. Thompson

/s/ RONALD P. KOEGLER                            Senior Vice President, Controller and  March 23, 1999
------------------------------------------         Principal Accounting Officer
Ronald P. Koegler

/s/ GLENN C. POLLACK                             Trustee                                March 23, 1999
------------------------------------------
Glenn C. Pollack

/s/ H. JEFFREY SCHWARTZ                          Trustee                                March 23, 1999
------------------------------------------
H. Jeffrey Schwartz

/s/ ROBERT J. WEILER                             Trustee                                March 23, 1999
------------------------------------------
Robert J. Weiler

/s/ STANLEY R. FIMBERG                           Trustee                                March 23, 1999
------------------------------------------
Stanley R. Fimberg

                           LEXFORD RESIDENTIAL TRUST

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES


FINANCIAL STATEMENTS
Report of Independent Auditors..............................          F-2
Consolidated Balance Sheets at December 31, 1998 and 1997...          F-3
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................          F-4
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1998, 1997 and 1996..............          F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................    F-6 - F-7
Notes to Consolidated Financial Statements..................   F-8 - F-30
Consolidated Financial Statement Schedules:
     Schedule II -- Valuation and Qualifying Accounts.......         F-31
     Schedule III -- Real Estate and Accumulated
      Depreciation..........................................  F-32 - F-48

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the information required is included in the Consolidated Financial Statements or notes thereto and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Trustees
Lexford Residential Trust

We have audited the accompanying consolidated balance sheets of Lexford Residential Trust as of December 31, 1998 and 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lexford Residential Trust at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Columbus, Ohio
January 27, 1999

                           LEXFORD RESIDENTIAL TRUST

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997
                        (In Thousands Except Share Data)

                                                                1998        1997
                                                              --------    --------
                           ASSETS
Rental Properties (Notes 2 and 5):
  Land......................................................  $ 59,732    $ 23,124
  Buildings, Improvements and Fixtures......................   544,897     138,245
                                                              --------    --------
  Accumulated Depreciation..................................   (28,564)     (9,152)
                                                              --------    --------
                                                               576,065     152,217
Investments in and Advances to Unconsolidated Partnerships,
  Net of an allowance of $1,615 and $2,605 at December 31,
  1998 and 1997, respectively (Notes 3 and 13)..............    11,173      54,653
Cash........................................................       495       2,569
Accounts Receivable, Affiliates, Residents, Officers and
  Others, Net of an allowance of $550 and $942 at December
  31, 1998 and 1997, respectively (Note 13).................     1,920       4,899
Furniture, Fixtures and Other, Net of accumulated
  depreciation of $3,109 and $2,491 at December 31, 1998 and
  1997, respectively........................................     2,108       1,720
Funds Held in Escrow........................................    22,747      11,888
Intangible Assets...........................................     6,891      11,659
Prepaids and Other..........................................     7,523       1,993
                                                              --------    --------
                                                              $628,922    $241,598
                                                              ========    ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
  Non Recourse Mortgages (Note 5)...........................  $494,556    $142,637
  Revolving/Term Debt (Note 4)..............................    33,186       7,362
                                                              --------    --------
                                                               527,742     149,999
                                                              --------    --------
Accounts Payable............................................     1,389       1,288
Accrued Interest, Real Estate and Other Taxes...............    10,315       3,719
Other Accrued Expenses......................................     6,196       8,241
Other Liabilities...........................................     7,451       3,504
Dividends Payable...........................................     4,122          --
Deferred Compensation (Note 8)..............................    12,525          --
                                                              --------    --------
     Total Liabilities......................................   569,740     166,751
                                                              --------    --------
Commitments and Contingencies (Notes 8, 9, 11)
Shareholders' Equity (Notes 8 and 15):
  Preferred Shares, 5,000,000 Shares Authorized, Unissued...        --          --
  Common Shares, $.01 par value, 50,000,000 Shares
     Authorized, 9,530,013 and 8,493,648 Shares Issued and
     Outstanding at December 31, 1998 and 1997,
     respectively...........................................        95          85
Additional Paid-in Capital..................................    65,833      54,138
Retained Earnings...........................................     7,482      20,624
Less Cost of Treasury Shares (Note 8).......................   (14,228)         --
                                                              --------    --------
                                                                59,182      74,847
                                                              --------    --------
                                                              $628,922    $241,598
                                                              ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In Thousands, Except Per Share Data)

                                                                1998       1997       1996
                                                              --------    -------    -------
Revenues:
  Rental and Other Property Revenues........................  $137,948    $41,851    $41,277
  Fee Based, primarily from Affiliates (Note 13)............     5,532     16,517     14,143
  Income from Unconsolidated Partnerships (Note 13).........     3,025     10,681      8,897
                                                              --------    -------    -------
                                                               146,505     69,049     64,317
                                                              --------    -------    -------
Expenses:
  Property Operating and Maintenance........................    45,453     12,554     14,064
  Real Estate Taxes and Insurance...........................    11,359      4,060      4,148
  Property Management.......................................    12,505     15,892     12,263
  Administration............................................     6,287      4,895      5,031
  Performance Equity Plan (Note 8)..........................     2,488      6,280         --
  Non-recurring Costs (Note 10).............................     2,685        828        243
  Interest -- Non Recourse Mortgages (Note 5)...............    41,268     13,770     14,132
  Interest -- Revolving/Term Debt (Note 4)..................     1,656        657      1,098
  Depreciation and Amortization.............................    21,520      6,527      5,515
  Real Estate Impairment Loss (Note 7)......................     1,014         --         --
  Loss on Sale of Third Party Management Business (Note
     6).....................................................     6,300         --         --
                                                              --------    -------    -------
                                                               152,535     65,463     56,494
                                                              --------    -------    -------
Income/(Loss) Before Gain on Disposal of Assets, Income
  Taxes and Extraordinary Item..............................    (6,030)     3,586      7,823
  Provision for Income Taxes (Note 9).......................        --     (2,189)    (3,416)
  Gain on Disposal of Assets -- Net.........................       498      1,989        963
                                                              --------    -------    -------
  Income/(Loss) Before Extraordinary Item...................    (5,532)     3,386      5,370
  Extraordinary Gain/(Loss), Net of Income Tax Benefit of
     $115 in 1997 and $1,015 in 1996, respectively (Note
     7).....................................................       631       (180)    (1,614)
                                                              --------    -------    -------
Net Income/(Loss)...........................................  $ (4,901)   $ 3,206    $ 3,756
                                                              ========    =======    =======
Basic Earnings Per Share:
  Income/(Loss) before Extraordinary Item...................  $  (0.60)   $  0.42    $  0.71
  Extraordinary Item........................................      0.07      (0.02)     (0.21)
                                                              ========    =======    =======
  Net Income/(Loss).........................................  $  (0.53)   $  0.40    $  0.50
                                                              ========    =======    =======
Diluted Earnings Per Share:
  Income/(Loss) before Extraordinary Item...................  $  (0.60)   $  0.41    $  0.69
  Extraordinary Item........................................      0.07      (0.02)     (0.21)
                                                              --------    -------    -------
  Net Income/(Loss).........................................  $  (0.53)   $  0.39    $  0.48
                                                              ========    =======    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In Thousands, Except Per Share Data)

                                                                                                LESS
                                                     COMMON SHARES     ADDL.                  COST OF
                                                    ---------------   PAID-IN    RETAINED     TREASURY
                                                    SHARES   AMOUNT   CAPITAL    EARNINGS      SHARES       TOTAL
                                                    ------   ------   --------   --------   ------------   -------
Balance, January 1, 1996.........................   7,206    $  72    $37,512    $13,662            --     $51,246
  Shares issued in 1996, in connection with the
  claims resolution process......................      13
  Shares issued in connection with Lexford
  Acquisition, Net of Contingent Shares (Note
  6).............................................     500        5      4,995                                5,000
  Exercise of options under Non-Qualified Stock
  Option Plan (Note 8)...........................      69        1         61                                   62
  Restricted stock compensation awards and
  Director Restricted Stock Plan (Note 8)........      32                 325                                  325
  Less: Treasury Shares primarily from the
        redemption of stock held by
        Unconsolidated Partnerships..............      (3)                (31)                                 (31)
  Credit from utilization of pre-confirmation tax
  benefits (Note 9)..............................                       2,151                                2,151
  Net Income for the year ended December 31,
  1996...........................................                                  3,756                     3,756
                                                    -----    ------   -------    -------      --------     -------
Balance, December 31, 1996.......................   7,817       78     45,013     17,418                    62,509
  Shares issued in 1997, in connection with the
  claims resolution process......................      22        1                                               1
  Exercise of options under Non-Qualified Stock
  Option Plan (Note 8)...........................      18                  37                                   37
  Stock Compensation and Director Restricted
  Stock Plan, Net of Shares subject to Vesting
  Restrictions (Note 8)..........................     636        6      7,394                                7,400
  Credits from utilization of pre-confirmation
  tax benefits (Note 9)..........................                       1,694                                1,694
  Net Income for the year ended December 31,
  1997...........................................                                  3,206                     3,206
                                                    -----    ------   -------    -------      --------     -------
Balance, December 31, 1997.......................   8,493       85     54,138     20,624            --      74,847
  Contingent Shares Issued in Connection with
  Lexford Properties Acquisition Released in
  Exchange for Forfeiture of Balance of Unvested
  Shares (Note 6)................................     300        3      2,997                                3,000
  Exercise of Options Under Non-Qualified Stock
  Option Plan....................................     305        3      1,824                                1,827
  Retiring Trustees and Employee Net Withdrawal
  From Rabbi Trust...............................                                                  583         583
  Reinvestment of Dividends by Rabbi Trust.......                                                 (114)       (114)
  Adjust for Shares Held in Rabbi Trust at
  December 31, 1997..............................     276        3      4,168                  (12,091)     (7,920)
  1998 Share Compensation, Primarily Issued to
  Rabbi Trust (Note 8)...........................     156        1      2,706                   (2,606)        101
  Dividends to Common Shareholders (Note 15).....                                 (8,241)                   (8,241)
  Net Loss for the year ended December 31,
  1998...........................................                                 (4,901)                   (4,901)
                                                    -----    ------   -------    -------      --------     -------
Balance, December 31, 1998.......................   9,530    $  95    $65,833    $ 7,482      $(14,228)    $59,182
                                                    =====    ======   =======    =======      ========     =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                                1998       1997       1996
                                                              --------   --------   --------
Cash flows from Operating activities:
  Net Income/(Loss).........................................  $ (4,901)  $  3,206   $  3,756
  Adjustments to Reconcile Net Income/(Loss) to Net Cash
     provided by Operating Activities:
     Depreciation...........................................    20,146      5,426      5,111
     Amortization...........................................     1,374      1,101        403
     Provision for Losses on Accounts Receivable............     1,670        389        503
     Loss on Sale of Third Party Management Business........     6,300         --         --
     Real Estate Impairment Loss............................     1,014         --         --
     Gain from Disposal of Assets -- Net....................      (498)    (1,989)      (963)
     Extraordinary (Gain)/Loss..............................      (631)       295      2,629
     Provision for Income Taxes credited to Additional
       Paid-in Capital......................................        --      1,694      2,151
     Non-Cash Share Compensation............................     5,099      7,400        326
  Changes in Operating Assets and Liabilities:
     Investments in and Advances to Unconsolidated
       Partnerships.........................................     1,278      1,950        (94)
     Accounts Receivable and Other..........................    (2,704)      (339)    (4,339)
     Funds Held in Escrow...................................     6,072      1,832     (4,857)
     Accounts Payable and Other Liabilities.................    (5,474)    (2,880)     8,082
                                                              --------   --------   --------
Net Cash provided by Operating activities...................    28,745     18,085     12,708
                                                              --------   --------   --------
Cash flows from Investing activities:
     Proceeds from Sale of Assets and Other.................     1,070      3,161        975
     Receipts From/(Advances to) Unconsolidated
       Partnerships -- Net..................................       128       (992)    (2,557)
     Investments in Unconsolidated Partnerships/Joint
       Ventures.............................................    (3,405)    (2,239)        --
     Purchase of 324 Unconsolidated Partnerships, Net of
       Cash Acquired........................................   (25,506)        --         --
     Investment in Management Contracts.....................        --     (4,158)        --
     Capitalized Refinancing Costs..........................    (1,119)        --     (1,687)
     Capital Expenditures -- Real Estate....................   (14,276)    (2,386)      (682)
     Capital Expenditures -- Other..........................    (1,209)    (1,192)      (423)
                                                              --------   --------   --------
Net Cash used in Investing activities.......................   (44,317)    (7,806)    (4,374)
                                                              --------   --------   --------
Cash Flows from Financing activities:
     Proceeds from the exercise of Stock Options............     1,827         38         61
     Redemption of Stock held by Unconsolidated
       Partnerships.........................................        --         --        (31)
     Proceeds from Revolving Debt -- Net....................    27,228         --         --
     Principal payments on Revolving/Term Debt and Other....    (1,403)    (8,036)    (7,052)
     Proceeds from Mortgage Debt............................    37,930      7,429     47,443
     Payments on Mortgages -- principal amortization........    (6,835)    (2,125)    (2,139)
     Payments on Mortgages -- lump sum......................   (41,130)    (8,609)   (45,775)
     Dividends Paid.........................................    (4,119)        --         --
                                                              --------   --------   --------
Net Cash provided by/(used in) Financing activities.........    13,498    (11,303)    (7,493)
                                                              --------   --------   --------
Increase/(Decrease) in Cash.................................    (2,074)    (1,024)       841
Cash at Beginning of Year...................................     2,569      3,593      2,752
                                                              --------   --------   --------
Cash at End of Year.........................................  $    495   $  2,569   $  3,593
                                                              ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
     Cash Payments for Interest.............................  $ 42,286   $ 14,173   $ 14,665
                                                              ========   ========   ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                     (In Thousands, Except Per Share Data)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

In 1998, the Company acquired the entire ownership interest in 324 Unconsolidated Partnerships owning 326 apartment communities. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (see Note 2):

Non-Cash Effects:
  Investments in and Advances to Unconsolidated
     Partnerships...........................................  $ (47,335)
  Land and Building.........................................  $ 430,981
  Accounts Receivable and Other Assets......................  $  19,409
  Mortgages.................................................  $ 362,610
  Accounts Payable and Other Liabilities....................  $  14,939
Cash Effects:
  Cash Paid to Former Partners..............................  $ (33,902)
  Net Cash Acquired.........................................      8,396
                                                              ---------
                                                              $ (25,506)
                                                              =========

Effective August 1, 1996, the Company acquired Lexford Properties, Inc. through a merger with a wholly owned subsidiary of the Company. The Company issued 1,400,000 Common Shares (valued at $14 million) in consideration of the acquisition; however, 900,000 of the shares issued (valued at $9 million) were subject to forfeiture, in whole or in part, if the Company's combined property management operations fail to achieve certain profitability criteria on or before the end of the Company's 1999 fiscal year (see Note 6).

On March 13, 1998, the Company negotiated a settlement with the former shareholders of Lexford Properties, Inc. whereby 300,000 out of an aggregate of 900,000 of the Company's Common Shares subject to forfeiture, per the terms of the merger agreement dated August 1, 1996 were released to such former shareholders in exchange for the forfeiture of the remaining 600,000 shares (see
Note 6).

In the fourth quarter of 1998, the Company consented to an insubstance foreclosure to the mortgagee for one Rental Property. The Rental Property had an aggregate carrying value, net of a fourth quarter impairment loss of $1.0 million, of approximately $768,000. A $1.0 million extraordinary gain was recognized on the transaction (see Note 7).

In 1996, the Company granted deeds in lieu of foreclosure to the mortgagee for three Rental Properties. The Rental Properties had an aggregate carrying value of $3.9 million. No significant gain or loss was recognized on this transaction because the assets and the non-recourse mortgages on each of these Rental Properties had been recorded in equal amounts.

In October 1997, the Company sold two Rental Properties. The buyer assumed the mortgages with a carrying value of $2.3 million. No gain or loss was recognized in this transaction.

In 1998, 1997 and 1996, all interest incurred was expensed.

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1:   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Business

          In December 1997, Lexford, Inc. announced that it would seek to qualify and elect to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes in 1998. The Company intends to continue to qualify as such, and therefore will distribute at least 95% of its real estate investment trust taxable income to its shareholders. In connection with this decision, Lexford, Inc. established a new entity known as Lexford Residential Trust (the "Company"). On March 3, 1998, the shareholders of Lexford, Inc. approved the merger of Lexford, Inc. with and into the Company. The terms of the merger transaction provided that each share of Lexford, Inc.'s issued and outstanding common stock be canceled and converted to two common shares of beneficial interest in the Company. The merger transaction was consummated on March 18, 1998 and the Company has therefore acquired all of the assets and assumed all of the liabilities of the former Lexford, Inc. The consolidated financial statements include corporations, limited partnerships and other legal entities which own multifamily apartment communities (the "Rental Properties") in which the Company, in turn, owns 100% equity interests. The Company also holds equity ownership as well as, in certain cases, significant economic interests in multifamily apartment communities in its capacity as general partner and property manager, respectively, in various limited partnerships (the "Unconsolidated Partnerships"), which are accounted for by the equity method. The Rental Properties and the Unconsolidated Partnerships are collectively referred to as the "Properties". The Company's general partner interests in the Unconsolidated Partnerships range from a 1.0% to 10.0% undivided equity interest, typically a 9.0% to 10.0% interest. The limited partnership interests in the Unconsolidated Partnerships are substantially all owned by unrelated third party investors. The Company's receivables, typically in the form of second mortgages, from the Unconsolidated Partnerships generate a majority of the Income from Unconsolidated Partnerships recognized by the Company (see Note 13).

          In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which was effective for fiscal years beginning after December 15, 1997. SFAS No. 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of an Enterprise". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. SFAS No. 131 also establishes standards for related disclosure about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position of the Company.

          The Company has one reportable segment which is the ownership and operation of residential apartment communities. The majority of the Properties are located in the midwest and southeast United States, with the heaviest concentrations in Florida, Ohio, Georgia, Indiana, Michigan and Kentucky. The concentrations of Properties within these states is as follows: Ohio (136 Properties), Florida (126 Properties), Georgia (73 Properties), Indiana (70 Properties), Kentucky (33 Properties) and Michigan (25 Properties). These concentrations of Properties accounted for 22.9%, 25.2%, 15.8%, 13.7%, 5.9%, and 6.1%, respectively, or in the aggregate approximately 90% of the Company's total revenues for the year ended December 31, 1998. The Company is not dependent for its revenues on any particular Property or resident and the loss of any Property would not be material to the Company's financial position. The Company's largest Property accounted for only 1% of the Company's total revenues for the year ended December 31, 1998. The distribution of the

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd) Properties also minimizes the Company's exposure to local economic conditions. The typical Property is comprised of multiple single story buildings with studio, one and two bedroom apartments. Substantially all of the Properties have non-recourse first mortgage indebtedness which is owed to financial institutions or to REMICs or other vehicles holding such indebtedness for the benefit of others.

          Third Party Management Business

          In the first quarter of 1998, the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business (see Note 6).

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Fair Value of Financial Instruments

          The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB Statement No. 107, "Disclosure About Fair Value of Financial Instruments". The fair value of Cash and Funds Held in Escrow is equal to their respective carrying amounts. For Investments in and Advances to Unconsolidated Partnerships, the Company applied a capitalization rate to each Property's net operating income, less a major maintenance reserve, to estimate the value at December 31, 1998 and 1997, which value approximated $22.5 million and $140.3 million, respectively. This valuation methodology is generally based on estimates of the fair market value of the apartment communities owned by the Unconsolidated Partnerships, less related indebtedness senior to the Company's investments and advances. The Investments in and Advances to Unconsolidated Partnerships consist substantially of second mortgage loans receivable, whose ultimate repayment is subject to a number of variables, including the performance and value of the underlying real property and the ultimate timing of repayments and receivables. Considerable judgment is required in the interpretation of market data to develop estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts (see Note 3). In 1998, the Company acquired the third party equity interest in 324 former Unconsolidated Partnerships, which resulted in the significant decrease in Investments in and Advances to Unconsolidated Partnerships (see Note 2).

          The carrying values of the amounts comprising the Company's Revolving/Term Debt as described in Note 4 approximate their fair value based upon the Company's current borrowing rates for similar types of borrowing arrangements. The carrying amount of accrued interest approximates its fair value.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1:   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
          As further described in Note 5, at December 31, 1998 mortgages on the Company's Rental Properties in the amount of $494.6 million had contractual balances totaling $500.7 million (resulting in an aggregate Mortgage Deficiency of $6.1 million). Interest rates on the mortgages ranged from 6.0% to 10.7% with rates being fixed on approximately $484.2 million of the contractual balances. The fair value of the Company's mortgage debt on Rental Properties as described in Note 5, is estimated at $531.1 million at December 31, 1998. The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements. The Carrying amount of mortgages on the Rental Properties as of December 31, 1997 approximated their fair value.

          Basis of Presentation

          The consolidated financial statements include the accounts of Lexford Residential Trust and its wholly owned subsidiaries, and all entities in which the Company has majority interest or control. All significant intercompany balances and transactions have been eliminated in consolidation.

          Reclassifications

          Certain amounts in the 1996 and 1997 Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

          Investments in and Advances to Unconsolidated Partnerships

          Investments in and Advances to Unconsolidated Partnerships represent the Company's general partners' interests in and advances to non-controlled partnerships which own multi-family apartment communities. The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 ("The Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization"). The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. The carrying value represents the allocation of the estimated fair value of the underlying real estate assets as of the Effective Date or, if later, date of purchase or investment and, as described in Note 3, the contractual amounts of the receivables are significantly more than the recorded amounts. These receivables generally include long-term second mortgages and other receivables. In addition, subsequent to the Effective Date, the Company has made advances to the Unconsolidated Partnerships. These advances primarily relate to operating needs and supplemental funding for refinancing transactions, and bear interest at prime plus one percent. Interest is accrued on the recorded values of the second mortgages and certain of the other receivables based upon contractual interest rates, and allowances are provided for estimated uncollectible interest based upon the underlying Properties' net cash flows. In certain instances, cash flow received in excess of accrued second mortgage interest on the recorded values of the second mortgages is recorded as income. The Company is also entitled to receive incentive management fees and supplemental second mortgage interest based upon certain levels of cash flows of certain of the underlying Properties. Also, in the event the underlying Properties are sold or refinanced, the Company is generally entitled to a participation interest in the net proceeds, as a general partner and/or a second mortgage holder. The realization of the Investments in and Advances to Unconsolidated Partnerships is dependent on the future operating performance of the Unconsolidated Partnerships.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd) Prior to November 1, 1997, the Company accounted for its investments by the cost method. Effective November 1, 1997, based on the Company's board of directors' decision to seek to acquire ownership of third party equity interests in substantially all of the Unconsolidated Partnerships (see Note 2), the Company began accounting for its investments by the equity method. The Company's share of net income or loss of the Unconsolidated Partnerships is classified with Income from Unconsolidated Partnerships in the Consolidated Statements of Income (see Notes 3 and 13).

          Real Estate and Depreciation

          Ordinary repairs and maintenance costs are expensed as incurred. Significant improvements, renovations and replacements related to the acquisition and improvement of real estate assets are capitalized at cost.

          Real estate assets are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets as follows:

                         Buildings and Improvements........................  5 - 34 years
                         Furniture, Fixtures and Equipment.................  3 - 10 years

          Management reviews the carrying value of real estate assets using estimated future cash flows, including estimated proceeds from disposition, whenever an event or change in circumstances indicates that the asset value may not be recoverable.

          Funds Held in Escrow

          The amounts at December 31, 1998 and 1997 include funds of $22.7 million and $6.7 million, respectively, escrowed by Rental Properties for improvements and deferred maintenance, real estate taxes, insurance, resident security deposits and other funds held by mortgage lenders. In addition, the Company was holding $2.0 million, at December 31, 1997, as funds held primarily for payment of insurance premiums which are collected from the Properties. In the second quarter of 1998, with the completion of the Consolidation Plan, (see
          Note 2), this voluntarily restricted cash account was closed when the Company revised its cash management system to ensure that all available unrestricted cash is applied to the Company's revolving credit facility.

          At December 31, 1998 and 1997 the Company's Funds Held in Escrow also includes approximately $58,000 and $3.2 million, respectively, of funds received from the settlement of litigation brought against the Company's former insurance carriers to prosecute policy claims for termite infestation losses at certain of the Properties. As a result of the settlement of such litigation (see Note 11), the majority of the funds have been distributed to the affected Properties and are being used to fund termite repairs.

          Revenue Recognition

          Rental revenue is recognized as income in the period earned.

          Intangible Assets

          Intangible Assets at December 31, 1998 and 1997 is comprised of approximately $3.0 million and $5.2 million, respectively, of management contracts and approximately $481,000 and $3.6 million,

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 1: BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd) respectively, of goodwill related to the trade name, training programs and property management systems retained from the Third Party Management Business (see Note 6). The management contracts and goodwill are amortized on the straight line basis over seven and ten years, respectively, and are net of accumulated amortization of approximately $592,000 and $817,000, at December 31, 1998 and 1997, respectively.

          Intangible Assets also includes deferred financing costs at December 31, 1998 and 1997 of $3.3 million and $2.5 million, respectively. The costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

          Prepaids and Other Assets

          Prepaids and Other assets at December 31, 1998 and 1997 is primarily comprised of approximately $3.6 million and $808,000, respectively, of deferred offering costs related to the Company's Form S-3 "shelf" registration statement filed with the SEC , approximately $700,000 of start-up costs related to the Company's conversion to a REIT and a $1.8 million note receivable at December 31, 1998 related to the sale of the Third Party Management Business (see Note 6). In addition, Prepaids and Other assets at December 31, 1998 and 1997 consists of approximately $895,000 and $567,000, respectively, of prepaid rent, insurance and real estate taxes, and approximately $461,000 and $618,000, respectively, of utility deposits and other prepaid expenses.

          In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and requires that start-up costs be expensed as incurred. The definition of start-up costs under the SOP includes organizational costs. Historically, the Company capitalized and then amortized these costs over five years. The unamortized balance of organizational costs, approximately $700,000 (as of December 31, 1998), will be written off as a cumulative effect of an accounting change as of January 1, 1999.

NOTE 2:   PROPERTY ACQUISITIONS

          In conjunction with its determination to elect REIT status, the Company initiated a consolidation plan, the purpose of which was to minimize third party equity interests in apartment communities owned by Unconsolidated Partnerships ("the Consolidation Plan"). In the first quarter of 1998, the Company acquired the entire equity ownership interest in 287 former Unconsolidated Partnerships. The acquisition of the 287 former Unconsolidated Partnerships was effective as of January 31, 1998.

          Effective as of April 1, 1998, the Company acquired the entire equity ownership interest in an additional 37 Unconsolidated Partnerships that owned 39 Properties, which were accounted for under the equity method in the first quarter of 1998. In connection with the Consolidation Plan, the Company made cash payments totaling $33.9 million to the former partners of the 324 former Unconsolidated Partnerships, which are now classified as Rental Properties.

          The acquisition of the 324 former Unconsolidated Partnerships was accounted for under the purchase method. The purchase price of $443.8 million was comprised of $33.9 million to purchase former third party limited partners' equity interests, $47.3 million of carrying value of investments

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2:   PROPERTY ACQUISITIONS (cont'd)
          in and advances to the 324 former Unconsolidated Partnerships and the assumption of $362.6 million of non-recourse mortgage debt on the acquired Rental Properties (see Note 14).

NOTE 3:   INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS

          The Company has direct and indirect general and limited partnership interests in, and receivables from, 79 Unconsolidated Partnerships at December 31, 1998 compared with 408 and 406 Unconsolidated Partnerships at December 31, 1997 and 1996, respectively. The decrease in the number of Unconsolidated Partnerships is primarily due to the Company acquiring the entire ownership interest in 324 former Unconsolidated Partnerships that owned 326 Properties (see Note 2). Therefore, financial information pertaining to prior periods is not comparable.

          Investments in and Advances to Unconsolidated Partnerships, net of allowances of $1.6 million and $2.6 million, at December 31, 1998 and 1997, respectively, are comprised of the following major components (in thousands):

                                                                             1998       1997
                                                                            -------    -------
              Second Mortgage Notes.......................................  $ 4,725    $35,778
              Investments in Unconsolidated Partnerships and joint
                venture...................................................    4,241        937
              Other, including advances and accrued interest..............    2,207     17,938
                                                                            -------    -------
                                                                            $11,173    $54,653
                                                                            =======    =======

          The majority of the second mortgage notes bear interest at 6%. Interest income is accrued based upon the Fresh Start value of the second mortgage notes. Advances currently bear interest at prime plus 1%. At December 31, 1998 and 1997, the contractual obligations of the Unconsolidated Partnerships on account of second mortgages, advances and other payables, including related interest, aggregated $37.5 million and $232.5 million, respectively. Amounts due under second mortgages are collaterialized by substantially all the real estate assets of the Unconsolidated Partnerships and are subordinate to the first mortgage debt. There can be no assurance that the Company will collect the full carrying value of, or any additional contractual balances owing under, these receivables.

          In the first quarter of 1998, the Company invested $3.4 million in a joint venture with a developer for the construction of an apartment community, consisting of 276 units. Such investment is accounted for under the equity method. Neither the joint venture nor the apartment units under construction are included in the numbers reported for Unconsolidated Partnerships and Properties. The community is scheduled to commence leasing in the first quarter of 1999.

          The following table provides selected combined financial information for the Company's Unconsolidated Partnerships as of and for the years ended December 31, 1998, 1997 and 1996 (in

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3: INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS (cont'd) thousands). The presentation does not include data for 15 Unconsolidated Partnerships for 1997 and 1996 due to the Company making its initial investment in December 1997.

                                                                1998        1997         1996
                                                              --------    ---------    ---------
              Real Estate Assets, Net.......................  $132,562    $ 394,138    $ 413,430
              Cash, Funds Held in Escrow and Resident
                Receivables.................................     7,272       32,117       35,822
              Other Assets..................................     3,915       12,721       14,651
                                                              --------    ---------    ---------
                   Total Assets.............................  $143,749    $ 438,976    $ 463,903
              Non Recourse Mortgage Debt....................  $130,829    $ 437,236    $ 456,927
              Other Liabilities.............................     6,143       21,614       25,175
              Amounts Due to the Company....................    37,535      232,511      238,677
                                                              --------    ---------    ---------
                                                              $174,507    $ 691,361    $ 720,779
                                                              --------    ---------    ---------
                Net Deficit.................................  $(30,758)   $(252,385)   $(256,876)
                                                              ========    =========    =========
              Rental and Other Revenues.....................  $ 36,117    $ 123,922    $ 122,712
                                                              ========    =========    =========
              Net Loss......................................  $ (1,445)   $  (5,019)   $ (13,733)
                                                              ========    =========    =========

                                                                            1998     1997
                                                                            -----    ----
              Company's Share of Loss (Equity Method) for the Year Ended
                December 31, 1998 and the period November 1 through
                December 31, 1997 (in thousands)..........................  $(157)   $(81)
                                                                            =====    ====

          Prior to November 1, 1997 and during 1996 the Company's share of loss relating to its investment in Unconsolidated Partnerships was not recorded because the Company accounted for the investment under the cost method (see Note 1).

NOTE 4:   REVOLVING/TERM DEBT

          Revolving/Term Debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                                             1998       1997
                                                                            -------    ------
              Second Amended and Restated Revolving Credit Facility
                principal payable March 30, 2000; interest payable monthly in arrears at prime minus 1% (6.75% at December 31,
                1998).....................................................  $29,800    $2,572
              Acquisition Term Debt -- principal and interest in monthly installments of $139,435 through March 31, 2001; interest
                at a fixed rate of 7.25%..................................    3,362     4,733
              Other notes payable.........................................       24        57
                                                                            -------    ------
                                                                            $33,186    $7,362
                                                                            =======    ======

          On September 30, 1998, the Company entered into the Second Amended and Restated Loan and Security Agreement with The Provident Bank (the "Bank"). The amended revolving credit facility ("Facility") is for $40 million and represents an increase to and replacement of all former revolving credit facilities with the Bank. The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4:   REVOLVING/TERM DEBT (cont'd)
          outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest minus 1%.

          The Company's loan agreements contain restrictive covenants, including but not limited to, the maintenance of certain net worth, financial ratios, certain restrictions on incurrence of additional debt and certain restrictions on acquisitions.

          As of December 31, 1998, the Company's annual revolving/term debt maturities are as follows (in thousands):

                         1999................................................  $ 1,502
                         2000................................................   31,389
                         2001................................................      295
                                                                               -------
                                                                               $33,186
                                                                               =======

NOTE 5:   NON RECOURSE MORTGAGES

          The Company adopted a method of accounting referred to as Fresh Start reporting as of the Effective Date, as a result of the Company's judicial Plan of Reorganization. The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at the estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt secured by a Rental Property exceeded the estimated fair value of such Rental Property, the Company reduced the contractual amount of the related non-recourse mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage. The contractual principal balances of the mortgages on Rental Properties exceed the carrying values by $6.1 million and $7.7 million at December 31, 1998 and 1997, respectively. The mortgages are non recourse, are payable over periods through 2031, and are collaterialized by the Rental Properties, generally on a single Rental Property by Rental Property basis. Although, a portfolio of mortgages on 26 Rental Properties are cross-collateralized and cross-defaulted and another portfolio of 25 Rental Properties are cross-collateralized and cross-defaulted within their respective states, with no more than eight Properties in one state. At December 31, 1998 contractual interest rates ranged from 6.0% to 10.7% with fixed rates on approximately $484.2 million of the outstanding contractual mortgage balances. The weighted average contractual interest rate and term to maturity on the mortgages on Rental Properties, was 8.52% and 5.8 years at December 31, 1998. The annual debt service requirement was $50.3 million at December 31, 1998. In addition, 31 Rental Properties have second mortgage debt totaling $3.2 million at December 31, 1998, that requires the application of all excess cash flow from operations to be applied to the outstanding principal on such debt.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 5:   NON RECOURSE MORTGAGES (cont'd)
          The range of interest rates and related carrying amounts of mortgages payable at December 31, 1998 is as follows (in thousands):

                                                                  CONTRACTUAL    CARRYING
                                    CONTRACTUAL RATE                BALANCE       VALUE
                                    ----------------              -----------    --------
                         Less than 8.0%.........................   $ 92,924      $ 91,953
                         8.01% -- 9.0%..........................    383,776       379,792
                         More than 9.01%........................     23,988        22,811
                                                                   --------      --------
                                                                   $500,688      $494,556
                                                                   ========      ========

          At December 31, 1998, seven Rental Properties had first mortgage loans which had matured with an aggregate outstanding balance of $6.9 million. The Mortgage debt on one Rental Property amounting to approximately $562,000 was refinanced in January 1999. The Company anticipates extending or refinancing the balance of the matured mortgages in 1999.

          At December 31, 1998, 11 Rental Properties acquired as part of the Consolidation Plan had non recourse second mortgages which in the aggregate total $3.1 million, of which $1.0 million had matured. All of the notes bear a fixed rate of interest at 6.0%, do not require any principal amortization and are subordinate to the first mortgage on the Rental Property. The Company anticipates extending the matured second mortgages.

          Minimum estimated repayment requirements of mortgages for the next five years based upon the contractual principal balances are as follows ( in thousands):

                                                                              CONTRACTUAL
                                                                                AMOUNT
                                                                              -----------
                         1999.............................................     $ 36,645
                         2000.............................................       20,060
                         2001.............................................      114,054
                         2002.............................................       13,072
                         2003.............................................       16,606
                         Thereafter.......................................      300,251
                                                                               --------
                                                                               $500,688
                                                                               ========

NOTE 6:   SALE OF THIRD PARTY MANAGEMENT BUSINESS

          Due to the non-qualified REIT income generated by the Third Party Management Business, the Company classified this business as Held for Sale in the first quarter of 1998, and closed the sale of the business effective as of April 1, 1998. The Company, however, retained management agreements for all of the Unconsolidated Partnerships, as well as its interest in Lexford Properties, Inc.'s training programs and property management systems and certain personnel to facilitate improved management of the Company's Properties. As a result of the decision to sell and in order to facilitate such sale of the Third Party Management Business, the Company took the following actions in 1998:

               The merger agreement governing the Company's acquisition of Lexford Properties, Inc. (the former owner of the Third Party Management Business) included a provision that $9.0 million or 900,000 shares (valued at the time of acquisition), of the purchase price was subject to forfeiture in whole or in part in the event the Third Party Management Business did not

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 6: SALE OF THIRD PARTY MANAGEMENT BUSINESS (cont'd) achieve certain profitability criteria by December 31, 1999. On March 13, 1998, the Company negotiated a settlement with the former shareholders of Lexford Properties, Inc. whereby 300,000 of the 900,000 shares subject to forfeiture were released in exchange for the forfeiture of the remaining 600,000 shares. The release of the 300,000 shares resulted in a $3.0 million charge in the first quarter of 1998.

          The Company adjusted the carrying value of goodwill associated with the acquisition of the Third Party Management Business by writing off $2.0 million of goodwill. Due to the reclassification of the Third Party Management Business as Held for Sale, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale. The above charges totaling $6.3 million have been classified as Loss on Sale of Third Party Management Business.

          Lexford Properties, Inc. formed a subsidiary, Lexford Property Management, Inc. ("LPM") and contributed all of its interest in its property management contracts for multifamily apartment communities owned entirely by third parties to LPM in exchange for all of LPM's issued and outstanding preferred stock.

            Effective as of April 1, 1998, the Company sold its entire preferred stock interest in LPM to a company formed to acquire the Third Party Management Business by FSC Realty, LLC a company affiliated with Stanley R. Fimberg, a consultant to, and Trustee of, the Company at the time of the sale, Ralph V. Williams a consultant to the Company at the time of the sale and Bruce Woodward, an executive officer of the Company at the time of the sale. As a result of the sale, each of Messrs. Fimberg, Williams and Woodward severed their respective consulting and employment relationships with the Company. Mr. Fimberg remains a Trustee of the Company. Each of Messrs. Fimberg, Williams and Woodward were also former beneficial equity owners of Lexford Properties, Inc. prior to the Company's original acquisition of the Third Party Management Business in August, 1996. The Company received a promissory note in the principal amount of $1.8 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. Mr. Fimberg did not participate in the Company's decision to sell the Third Party Management Business. Management believes that the terms for the sale of the Third Party Management Business are representative of terms which would have been available from an unrelated purchaser.

NOTE 7:   EXTRAORDINARY ITEM AND IMPAIRMENT LOSS

          In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FASB 121"), the Company records an impairment loss on long lived assets used in operations when events and circumstances indicate that an asset might be impaired and the undiscounted cash flows estimated to be generated by an asset are less than the carrying amounts of the asset. In the fourth quarter of 1998 based upon management's intent to dispose of a Rental Property the Company determined that an asset with a carrying value of $1.7 million was impaired and recorded a real estate impairment loss of $1.0 million to write the asset down to its estimated fair value based upon management's estimate of the net proceeds which would be received upon disposal. In the fourth quarter of 1998, the Company consented to an insubstance foreclosure to the mortgagee of this Rental Property. As a result of this transaction the Company recorded an extraordinary gain of $1.0 million since the mortgage debt exceeded the adjusted carrying value of the asset.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7:   EXTRAORDINARY ITEM AND IMPAIRMENT LOSS (cont'd)
          In December 1998, the Company also refinanced mortgages on 25 Rental Properties and eight properties owned by Unconsolidated Partnerships. Mortgage indebtedness on the 25 Rental Properties, with a contractual balance of approximately $38.7 million and a Carrying Value of approximately $37.8 million, was refinanced with mortgages bearing a fixed rate of interest of 7.6%, with 25 year amortization and ten year maturities.

          A net extraordinary gain of approximately $631,000 resulted from the mortgage debt refinancing and the insubstance foreclosure transaction. The net gain is comprised of a $1.0 million gain on the insubstance foreclosure, plus an extraordinary gain of $1.7 million generated from debt discounts received from the prior lenders to Rental Properties whose mortgage debt was refinanced. These gains were offset by a $1.2 million loss due to prepayment penalties paid to the former lenders and a loss of approximately $902,000 that arose from the mortgages being repaid from refinance proceeds at the contractual balance amounts, which exceeded the Carrying Values of the mortgages (see Note
          5).

          The refinancing of the mortgage debt on eight properties owned by Unconsolidated Partnerships were on the same terms as the mortgages on the Rental Properties. The Company received approximately $900,000 of excess proceeds from the refinancing as repayment of advances and other amounts due to the Company from the Unconsolidated Partnerships.

          During 1997, the Company refinanced mortgages on six Rental Properties. Mortgage indebtedness on these Rental Properties, with a contractual value of approximately $7.4 million and a Carrying Value of approximately $7.1 million, was refinanced with mortgages bearing a fixed rate of interest ranging from 7.45% to 9.03%, with 25 year amortization and ten year maturities. Annual debt service on the affected Rental Properties decreased approximately $18,000. An extraordinary loss of approximately $180,000, net of tax benefits, resulted from the mortgage debt refinancings of the Rental Properties. The loss arose from the mortgages being repaid from refinance proceeds at the contractual balance amounts, which exceeded the Carrying Values of the mortgages (see Note 5).

          In 1996, the Company completed modification or refinancing transactions on Rental Properties and Unconsolidated Partnerships which resulted in an extraordinary loss of $1.6 million, net of tax benefits in 1996. The loss arose from those mortgages being repaid from refinance proceeds at the contractual balance amounts, which exceeded the Carrying Values of the mortgage (see Note 5).

          The refinancing of mortgages on the Unconsolidated Partnerships generated loan fee revenue of approximately $96,000 in 1998, $130,000 in 1997 and $752,000 in 1996. The fees were based upon a graduated percentage of the new loan amounts and are classified with Fee Based Revenue in the Consolidated Statements of Income.

NOTE 8:   SHARE BASED COMPENSATION

          The Company provides share based compensation to employees and non-employee trustees including share options, share awards and shares in lieu of cash payments under various plans and contractual arrangements.

          Rabbi Trust

          The Company established the Rabbi Trust in 1996. The Rabbi Trust was established to permit executive officers and trustees to defer taxes on awards of Company shares. The Rabbi Trust is currently restricted to holding Company shares or cash equivalents. In 1998, the Emerging Issues

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8:   SHARE BASED COMPENSATION (cont'd)
          Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus on Issue No. 97-14, Accounting for Deferred Compensation Arrangements. In accordance with that consensus, the deferred compensation liability represented in the Rabbi Trust and the securities issued to fund such deferred compensation liability must be consolidated by the Company and carried on the Company's balance sheet, and the Company's common shares held in the Rabbi Trust must be accounted for as treasury shares by the Company. The Company has applied EITF No. 97-14 commencing with the first quarter of 1998.

          Performance Equity Plan

          In October 1997, the shareholders of the Company approved the Company's 1997 Performance Equity Plan (the "Performance Plan"). The Performance Plan authorized the grant of restricted share awards to certain officers and non-employee trustees. The Performance Plan, as approved, authorized awards which would vest only upon attainment of specified financial or share price targets over a three year term (1997 through 1999), with increasing performance goals associated with each year of the term. A total of 636,000 shares of restricted Common shares was available for grants, and on October 7, 1997 the Compensation Committee of the Company's Board of Directors authorized awards of restricted grants for 636,000 shares.

          In 1998, the final tranche of 212,000 shares awarded under the Performance Plan vested upon achievement of the performance goals. The vesting of these shares resulted in a non-cash charge in 1998 of approximately $2.5 million. In 1997, 424,000 shares awarded under the Performance Plan vested upon achievement of the performance goals. The vesting of these shares resulted in a non-cash charge in 1997 of approximately $6.3 million.

          Incentive Equity Plan and Other Share Based Compensation

          The Company also has an Incentive Equity Plan (the "Incentive Plan"), that was established in 1992 and amended with shareholder approval in 1995, that authorizes the Company's issuance of shares in connection with options and restricted share awards. The Incentive Plan, which benefits officers, key employees and non-employee trustees, authorized approximately 1,182,000 shares for officers and key employees and approximately 280,400 shares for non-employee trustees. At December 31, 1998, approximately 45,000 shares remain available for officers and key employees and approximately 64,400 shares remain available for grants of options to non-employee trustees. The shares available for future options and awards may be granted at the discretion of the Company's Board of Trustees ("Board") or the Compensation Committee of the Board.

          In 1998, the Company granted to officers and key employees options for the purchase of 116,000 shares and 144,000 restricted shares which vest ratably over time contingent upon continuing service to the Company with terms for acceleration upon a change in control of the Company. In addition, 4,000 restricted shares were granted to the non-employee Chairman of the Board in 1998. Also during 1998, an officer received 1,579 shares in lieu of cash compensation pursuant to the terms of the officer's employment contract requiring shares in lieu of an increase in base salary.

          In 1997, the Company granted to officers and key employees options for the purchase of 72,550 shares, 15,000 restricted shares, and 18,000 shares originally granted with vesting contingent on certain Company performance criteria which was modified to time vesting in 1998. In addition, options for the purchase of 32,000 shares, and 4,000 restricted shares were granted to non-

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8:   SHARE BASED COMPENSATION (cont'd)
          employee directors in 1997. In addition, certain officers and key employees received 8,620 shares in lieu of cash compensation in 1997 and 150,800 restricted shares were issued under employment agreements.

          In 1996, the Company granted options for 152,000 shares, including 32,000 to non-employee directors, restricted share awards for 99,000 shares and deferred awards for 76,000 shares. The restricted share awards included up to 35,000 shares as a Company match of shares if purchased by officers by April 1997, and 64,000 shares which vest ratably over time. The deferred share awards vest upon achievement of specified performance criteria.

          Awards of shares provided for in the Incentive Plan, depending on the nature of the award, may be reflected as compensation over the vesting period. Compensation expense resulting from transactions under this plan and other equity compensation arrangements was $1.6 million, $842,600 and $207,500 for 1998, 1997 and 1996, respectively, in addition to the non cash charge recorded for the Performance Plan. Weighted average per share value at grant date of the restricted and deferred equity awards was $17.42, $14.68 and $9.29 for 1998, 1997 and 1996, respectively.

          In 1996, the shareholders of the Company approved the Company's Non-Employee Trustee Restricted Stock Plan (the "Trustee Plan") that provides for compensation earned by the trustees to be paid, at the option of the trustees, in whole or in part, in shares in lieu of cash fees. The Trustee Plan authorized 100,000 shares, of which approximately 56,000 shares remain available at December 31, 1998. In 1998, 1997 and 1996 the Company recorded compensation of approximately $204,000, $277,000 and $118,000, respectively, related to the Trustee Plan.

          Stock Option Valuation

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and trustee stock options, because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

          Pro forma information regarding net income and earnings per share is required by FASB 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model.

          The following assumptions were utilized in the pricing model: a weighted average risk free interest rate of 5.22% in 1998, 5.6% in 1997 and 6.5% in 1996; dividend yield of nine percent in 1998 and one percent in 1997 and 1996; volatility factors of the expected market price of the Company's common stock of 0.253 in 1998, 0.248 in 1997 and 0.236 in 1996; and a weighted average expected life of 6 years in 1998, 6.3 years in 1997, and 7 years in 1996.

          The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restriction and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility of the Company's shares. Because the Company's employee stock options have character-

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8:   SHARE BASED COMPENSATION (cont'd)
          istics significantly different from those of unrestricted, fully transferable options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable measure of the fair value of its outstanding employee stock options.

          For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting period. The Company's pro forma information follows:

                                                                      1998       1997      1996
                                                                     -------    ------    ------
              Pro forma net income/(loss) (in thousands)...........  $(5,136)   $3,027    $3,630
                                                                     =======    ======    ======
              Pro forma basic earnings per share...................  $ (0.56)   $ 0.37    $ 0.48
                                                                     =======    ======    ======
              Pro forma diluted earnings per share.................  $ (0.56)   $ 0.36    $ 0.46
                                                                     =======    ======    ======

          The following table summarizes the Company's stock option activity, and related information for the years ended December 31, 1998, 1997 and 1996 (in thousands except for exercise prices):

                                                          1998                 1997                 1996
                                                   ------------------   ------------------   ------------------
                                                             WEIGHTED             WEIGHTED             WEIGHTED
                                                               AVE.                 AVE.                 AVE.
                                                             EXERCISE             EXERCISE             EXERCISE
                                                   OPTIONS    PRICE     OPTIONS    PRICE     OPTIONS    PRICE
                                                   -------   --------   -------   --------   -------   --------
              Options outstanding at beginning of
                year.............................    434      $ 7.20      352      $ 5.45      270      $2.05
                                                    ----      ------      ---      ------      ---      -----
                Options granted..................    116      $18.05      104      $12.27      152      $9.44
                Options exercised................   (305)     $ 5.99      (18)     $ 2.07      (68)     $0.90
                Options forfeited................    (18)     $ 9.95       (4)     $ 9.59       (2)     $1.31
                                                    ----      ------      ---      ------      ---      -----
              Options outstanding at end of
                year.............................    227      $13.88      434      $ 7.20      352      $5.46
                                                    ====      ======      ===      ======      ===      =====
              Options exercisable at end of
                year.............................     51      $ 9.57      234      $ 4.17      176      $2.60
                                                    ====      ======      ===      ======      ===      =====
              Weighted Ave. Fair Value of Options
                Granted during the Year..........             $ 1.54               $ 4.15               $3.19
                                                              ======               ======               =====

          Options awarded have an exercise price equal to or greater than the market price of the Common Stock at the time of the award, and are subject to vesting schedules as determined by the Company's Board of Trustees or its Compensation Committee. The options granted expire, if not exercised, ten years from the date on which the option was granted (subject to earlier expiration or lapse in the event of termination of employment). Exercise prices for options outstanding as of December 31, 1998 ranged from $0.71 to $19.69 per share with a weighted average remaining term of 8.3 years. At December 31, 1998, there were options outstanding to purchase approximately 14,000 shares at an exercise price less than $9 and approximately 213,000 shares at an exercise price in excess of $9.

NOTE 9:   INCOME TAXES

          1998

          The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year beginning January 1, 1998. The Company will, and intends to continue to distribute at least 95% of its real estate investment

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9:   INCOME TAXES (cont'd)
          trust taxable income. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes 100% of its REIT taxable income. The Company will generally not be subject to state income taxes in the jurisdictions where the Properties are currently located. The Consolidated Statement of Income for the year ended December 31, 1998 does not include a provision for federal or state income taxes.

          The Company made an election pursuant to Notice 88-19 with the filing of its 1997 corporate income tax return. This election enabled the Company to avoid having to treat the Company's conversion to real estate investment trust status as a taxable disposition of its assets as of December 31, 1997.

          As a former C corporation the Company potentially remains subject to corporate level taxes for any asset disposition between January 1, 1998 through December 31, 2008. The amount of income potentially subject to corporate level tax is generally equal to the excess of the fair market value of the asset over its adjusted tax basis as of December 31, 1997 or the actual amount of taxable gain, whichever is greater. Any gains recognized during this period of time could be offset by available net operating losses ("NOLs"), passive activity losses ("PALs") and/or business tax credit carry forwards.

          Prior Years

          The Company and its subsidiaries filed a consolidated Federal income tax return in 1997 and 1996. For financial reporting purposes, the Company followed FASB Statement No. 109 ("FASB 109"). In accordance with FASB 109, income taxes have been provided at statutory rates in effect during the period. Tax benefits associated with net operating loss carry forwards and other temporary differences that existed at the time Fresh Start reporting was adopted are reflected as an increase to Additional Paid-in Capital in the period in which they were realized.

          The provision for income taxes in the Consolidated Statements of Income (including amounts applicable to extraordinary items) is as follows (in thousands):

                                                                         YEARS ENDED
                                                                       ----------------
                                                                        1997      1996
                                                                       ------    ------
                         Current:
                           Federal...................................  $    0    $    0
                           State.....................................     380       250
                         Amounts Not Payable in Cash.................   1,694     2,151
                                                                       ------    ------
                                                                       $2,074    $2,401
                                                                       ======    ======

          The Company's actual income tax payments for the years 1997 and 1996 were significantly less than the total provision for income taxes because of available net operating loss carry forwards and other tax benefits. The amounts included in the provision for taxes for which no amounts were payable in cash are set forth in the table above.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9:   INCOME TAXES (cont'd)
          The effective income tax rates varied from the federal statutory rate as follows (in thousands):

                                                                              YEARS ENDED
                                                                            ----------------
                                                                             1997      1996
                                                                            ------    ------
              Federal Tax Provision at Statutory Rates....................  $1,787    $2,094
              State Income Taxes Net of Federal Income Tax Benefit........     251       165
              Other Permanent Differences.................................      36       142
                                                                            ------    ------
                                                                            $2,074    $2,401
                                                                            ======    ======
              Effective Income Tax Rate...................................    39.3%     39.0%
                                                                            ======    ======

          Significant components of the Company's deferred tax assets and liabilities are as follows at December 31, 1997 (in thousands):

                                                                             1997
                                                                            -------
              Deferred Tax Assets and Other:
                Net Operating Loss Carry Forwards and Other Carry
                   Forwards...............................................  $22,000
                Suspended Passive Activity Losses.........................   34,000
                Tax Basis of Assets in Excess of Fresh Start Estimated
                   Fair Values............................................   11,000
                                                                            -------
                                                                             67,000
              Less: Valuation Allowance...................................  (31,000)
                                                                            -------
                                                                            $36,000
                                                                            =======
              Deferred Tax Liabilities:
                Negative Capital Accounts.................................  $33,000
                Tax Basis of Liabilities in Excess of Related Fresh Start
                   Estimated Fair Values..................................    3,000
                                                                            -------
                                                                            $36,000
                                                                            =======

          The valuation reserve against deferred tax assets has been reduced by amounts equivalent to the portions of the tax provisions which are not payable in cash. Corresponding increases have been made to Additional Paid-in Capital.

          As a result of the uncertainties relating to the ultimate utilization of favorable tax attributes described below, the Company has provided a valuation allowance for the remaining excess of the net deferred tax assets as of December 31, 1997.

          In addition to regular corporate income tax, corporations are subject to an alternative minimum tax liability to the extent alternative minimum tax exceeds regular tax. The Company will record an alternative minimum tax liability in the year that events and transactions create an alternative minimum tax which is probable of being paid and can be reasonably estimated by the Company.

          As of December 31, 1998, the Company has estimated that it has NOL carry forwards for tax purposes of approximately $73.0 million which if not utilized, expire in the years 2000 through 2013. In the event that current or future 5% shareholders (as defined by the Internal Revenue Code) acquire or dispose of shares, over a defined time period, representing in the aggregate 50% or more of the Company's outstanding shares, a limitation on the use of NOL carry forwards will occur. The Company has also estimated that it has approximately $103.2 million in suspended PALs which may be available to offset future passive and active income. The tax basis for federal income tax purposes in Rental Properties was approximately $484 million at December 31, 1998.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9:   INCOME TAXES (cont'd)
          The Company's ability to utilize tax carry forwards will be subject to a variety of factors including the Company's dividend distribution policy. In general, the Company will be entitled to utilize NOLs and business tax credit carry forwards only to the extent that real estate investment trust taxable income exceeds the Company's deduction for dividends paid.

NOTE 10:  NON-RECURRING COSTS

          Non-recurring Costs were approximately $2.7 million for the year ended December 31, 1998. Approximately $1.6 million of the charge related to the Retirement Plan ("Trustee Retirement Plan") for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and the Rabbi Trust for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The remaining $1.1 million of Non-recurring Costs relates to severance costs associated with 23 terminated employees, and costs related to the closing of satellite offices. The positions were eliminated as part of a strategic initiative implemented in 1998 to better align its organization and cost structure with planned revenue levels. The majority of the charge was incurred in the fourth quarter of 1998.

          In 1997, the Company incurred Non-recurring Costs totaling approximately $828,000. Approximately $400,000 of the charge was due to costs related to the elimination of overlapping functions between Lexford Properties, Inc. and the Company's previous management services operations. In the second half of 1997, the Company recorded a charge of approximately $428,000 primarily related to costs incurred for the Form S-11 filing for the proposed spin-off of the Company's Rental Properties. The Company subsequently withdrew this filing as it has determined to maintain its ownership interests in the Rental Properties and seek to qualify as a REIT under the Internal Revenue Code.

          In 1995, the Company implemented a corporate restructuring plan and initiated further restructuring in 1996. The Company recorded a charge of approximately $243,000 in 1996 related to the costs of the restructuring, principally severance and separation costs. Approximately 26 employees were released as a result of the restructurings in 1995 and 1996. In 1996 the Company paid $1.7 million of costs related to the 1995 and 1996 restructurings.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 11:  COMMITMENTS AND CONTINGENCIES

          Lease Commitments

          Minimum payments under the terms of all noncancellable operating leases in which the Company is the lessee, principally for office space, at December 31, 1998 are as follows (in thousands):

                         1999..............................................      $  808
                         2000..............................................         505
                         2001..............................................         504
                         2002..............................................         517
                         2003..............................................         511
                         Thereafter........................................         419
                                                                                 ------
                                                                                 $3,264
                                                                                 ======

          Litigation

          The Company is involved in various legal actions arising out of the normal course of its business. Management of the Company, based upon knowledge of facts and the advice of counsel, believes potential exposure to loss from legal actions should not result in a material adverse effect on the Company's consolidated financial position.

          On October 30, 1998, the Company reached a settlement in its final lawsuit related to claims for termite damage losses. Pursuant to the terms of the settlement agreement, the Company, in its capacity as general partner of limited partnerships that own Rental Properties and Unconsolidated Partnerships and as agent for parties that have purchased apartment communities formerly owned by Unconsolidated Partnerships, has received cash payment in the gross amount of $3,075,000 and has paid contingency legal fees of $975,000 from the settlement proceeds. The net proceeds of the settlement have since been allocated among the properties (including those owned by third parties) based upon the extent of the termite damage at each such property. The Company's portion of the proceeds from the settlements will be utilized to offset costs to be incurred for termite repairs and has been included in Other Liabilities in the amount of approximately $1.1 million and $1.9 million at December 31, 1998 and 1997, respectively.

NOTE 12:  RETIREMENT PLAN

          The Company maintains the Lexford Residential Trust Savings Plan (the "Savings Plan") under section 401(k) of the Internal Revenue Code (the "Code"), to which participants may contribute a percentage of their base pay and overtime earnings up to limits established by the Code. The Savings Plan was amended and restated, effective January 1, 1999, to provide for a seven year graduated vesting schedule for Company matching contributions. Any participant who was 100% vested prior to the effective date will remain 100% vested. Effective July 1, 1996, the Savings Plan was amended to include employees at the Properties as participants and increase the Company match. The Company matching contribution amounts to 1% of wages for every 2% of wages contributed by a participant up to a maximum of the lesser of 3% of wages or $2,000 per year. In 1998, 1997 and 1996, the Company's cash contributions amounted to approximately $197,100, $126,400, and $134,000, respectively.

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 13:  RELATED PARTY TRANSACTIONS

          The Company is the sole beneficial equity owner of all Rental Properties and is a general partner in the Unconsolidated Partnerships. The Company also serves as the management company for substantially all of the Properties and provides various ancillary services, including a Preferred Resource purchasing program to the Properties and renter's insurance to residents. The Company's fee based revenue, and interest income are derived from Unconsolidated Partnerships. Approximately $429,000 and $2.0 million of the Company's accounts receivables, net of an allowance of approximately $196,000 and $942,000, are due from the Unconsolidated Partnerships as of December 31, 1998 and 1997, respectively.

          In 1998, the Company received a net repayment of advances from Unconsolidated Partnerships of approximately $128,000, and in 1997 and 1996 the Company advanced to Unconsolidated Partnerships, net of amounts repaid, approximately $992,000 and $2.6 million, respectively. The majority of the advances relate to operating needs and advances to facilitate the refinancing of the mortgages on the Properties as described in Note 5. The interest rate on these advances is currently prime plus one percent. This interest rate may be adjusted in the future based on prevailing market rates.

          During the fourth quarter of 1998, the Company loaned approximately $352,000 to certain key officers. The majority of the loans bear interest at the rate of 1% in excess of the prime rate of the Bank and are due in three years. The loans were made to fund the personal income tax obligations arising from the tax effect of the exercise of non-qualified stock options. At December 31, 1998, the amount of loans and related interest outstanding amounted to approximately $355,000.

          An independent trustee of the Company is a partner in the law firm which serves as outside general counsel to the Company. Legal fees paid related to services provided to the Company by this law firm were approximately $1.1 million in 1998, $981,000 in 1997, and $286,000 in
          1996. The Company had accrued expenses of $75,000 and $176,000 to this law firm at December 31, 1998 and 1997, respectively. In addition, legal fees paid related to debt restructuring and refinancing services provided by this law firm to the Rental Properties and Unconsolidated Partnerships were approximately $118,000 in 1998, $99,000 in 1997 and $523,000 in 1996. Another independent trustee of the Company has a minority interest in the lessor of the office facility that houses the Company's operations.

NOTE 14:  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS

          The following unaudited pro forma condensed consolidated income statements for the years ended December 31, 1998 and 1997 assume that all 324 former Unconsolidated Partnerships acquired in 1998 were purchased as of January 1, 1998 and 1997, respectively. The unaudited pro forma condensed consolidated income statements do not purport to present what the Company's results of operations would actually have been had such events in fact occurred on the date or at the beginning

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 14: UNAUDITED PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS (cont'd) of the periods indicated above or to project the Company's results of operations for any future date or period.

                                                                           YEARS ENDED DECEMBER 31
                                                                           ------------------------
                                                                              1998          1997
                                                                           ----------    ----------
                  PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS       UNAUDITED     UNAUDITED
                  --------------------------------------------------       ----------    ----------
                                                                            (IN THOUSANDS, EXCEPT
                                                                              PER SHARE AMOUNTS)
              Revenues:
                Rental and Other Property Revenues.......................   $148,857      $144,657
                Fee Based and Income from Unconsolidated Partnerships
                   (a)...................................................      7,451        10,035
                                                                            --------      --------
                                                                            $156,308      $154,692
                                                                            --------      --------
              Expenses:
                Property Operating and Maintenance.......................     48,733        45,150
                Real Estate Taxes and Insurance..........................     12,239        13,066
                Property Management (a)..................................     12,506        15,340
                Administration...........................................      6,287         5,194
                Non-recurring Costs/Performance Equity Plan (b)..........      5,173         6,681
                Interest.................................................     46,569        47,745
                Depreciation and Amortization............................     23,274        21,545
                Real Estate Impairment Loss (b)..........................      1,014            --
                Loss on Sale of Third Party Management Business (c)......      6,300            --
                                                                            --------      --------
                                                                             162,095       154,721
                                                                            --------      --------
              Income/(Loss) before Gain on Disposal of Assets, Income
                Taxes and Extraordinary Items............................     (5,787)          (29)
                Provision for Income Taxes...............................         --          (768)
                Extraordinary Gain/(Loss)................................        631          (180)
                Gain on Disposal of Assets -- Net........................        499         1,989
                                                                            --------      --------
              Net Income/(Loss)..........................................   $ (4,657)     $  1,012
                                                                            ========      ========
              Basic Earnings/(Loss) Per Share............................   $   (.51)     $    .13
                                                                            ========      ========
              Diluted Earnings/(Loss) Per Share..........................   $   (.50)     $    .12
                                                                            ========      ========

          -------------------------
          (a) Includes management fees received and expenses incurred in conjunction with the operation of the Company's Third Party Management Business during 1997 and the first quarter of 1998. (See Note 6 -- "Sale of Third Party Management Business"). The decline in Fee Based revenues is primarily attributable to the sale described therein.

          (b) See Note 10 -- "Non-recurring Costs" , Note 8 -- "Performance Equity Plan" and Note 7 -- "Extraordinary Item and Impairment Loss"

          (c) See Note 6 -- "Sale of Third Party Management Business"

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15:  EARNINGS AND DIVIDENDS PER SHARE

          Earnings Per Share

          The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common shares and stock options with dilutive potential (in thousands except per share amounts):

                                                                      1998       1997      1996
                                                                     -------    ------    ------
              Numerator for Basic and Diluted Earnings Per Share:
                Income before Extraordinary Items..................  $(5,532)   $3,386    $5,370
                Extraordinary Item.................................      631      (180)   (1,614)
                                                                     -------    ------    ------
                Net Income/(Loss)..................................  $(4,901)   $3,206    $3,756
                                                                     =======    ======    ======
              Denominators:
                Denominator for Basic Earnings Per Share --
                Weighted Average Shares............................    9,211     8,072     7,538
                Effect of Dilutive Securities:
                   Stock Options (1)...............................       --       172       192
                   Time Vesting Restricted Share Awards............       28        70        95
                                                                     -------    ------    ------
                Dilutive Potential Common Shares...................       28       242       287
                                                                     -------    ------    ------
                Denominator for Diluted Earnings Per Share --
                Adjusted Weighted Average Shares...................    9,239     8,314     7,825
                                                                     =======    ======    ======
              Basic Earnings Per Share:
                Income/(Loss)Before Extraordinary Item.............  $ (0.60)   $ 0.42    $ 0.71
                Extraordinary Item.................................     0.07     (0.02)    (0.21)
                                                                     -------    ------    ------
                Net Income/(Loss)..................................  $ (0.53)   $ 0.40    $ 0.50
                                                                     =======    ======    ======
              Diluted Earnings Per Share:
                Income/(Loss) Before Extraordinary Item............  $ (0.60)   $ 0.41    $ 0.69
                Extraordinary Item.................................     0.07     (0.02)    (0.21)
                                                                     -------    ------    ------
                Net Income/(Loss)..................................  $ (0.53)   $ 0.39    $ 0.48
                                                                     =======    ======    ======

          -------------------------
          (1) Options to purchase 62,877 shares were excluded from diluted earnings per share for the year ended December 31, 1998 because including the shares in the denominator for diluted earnings per share would be anti-dilutive as a result of the Net Loss the Company recognized for the year ended December 31, 1998. Weighted average shares outstanding, for diluted earnings per share, excludes options to purchase 15,000 and 8,000 shares in 1998 and 1997, respectively, because the exercise price exceeded the average share price. For additional disclosures regarding outstanding employee stock options see Note 8.

          In August 1996, the Company issued 1.4 million common shares in connection with its acquisition by merger of Lexford Properties, Inc. (the original owner of the Third Party Management Business), 900,000 shares of which were subject to forfeiture in whole or in part. The 900,000 contingent shares were excluded from the weighted average shares outstanding in 1997 and 1996. On March 13, 1998, the Company negotiated a settlement with the holders of the contingent shares whereby 300,000 of the contingent shares were released in exchange for the forfeiture and cancellation of the remaining 600,000 shares. The 300,000 shares released are included in the weighted average shares outstanding in 1998 (see Note 6).

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 15:  EARNINGS AND DIVIDENDS PER SHARE (cont'd)
          Dividends Per Share

          In order to qualify as a real estate investment trust, the Company must, among other requirements, distribute at least 95% of its real estate investment trust taxable income (exclusive of capital gains) to its shareholders. Per share dividend payments by the Company were characterized in the following manner for income tax purposes:

                                                                                 1998
                                                                                 -----
                         Ordinary Income.......................................  $0.88
                         Capital Gain Income...................................   0.00
                         Return of Capital.....................................   0.00
                                                                                 -----
                              Total Dividends..................................  $0.88
                                                                                 =====

          Current federal tax rules generally require that dividends declared during October, November and December of the Company's calendar year and paid prior to January 31st of the following year be included in the income of the Company's shareholders in the year that they are declared.

NOTE 16:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summarized unaudited consolidated quarterly information for 1998 and 1997 is provided below (amounts in thousands, except per share amounts).

                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
              Revenues
                1998.......................................  $29,198   $38,387   $39,192   $39,728
                1997.......................................  $16,833   $17,025   $17,666   $17,525
              Income/(Loss) before Extraordinary Item
                1998.......................................  $(6,888)  $ 1,068   $   757   $  (469)
                1997.......................................  $ 1,276   $ 1,655   $ 1,841   $(1,386)
              Extraordinary Item, net of Income Taxes
                1998.......................................  $     0   $     0   $     0   $   631
                1997.......................................  $     0   $  (180)  $     0   $     0
              Net Income/(Loss)
                1998.......................................  $(6,888)  $ 1,068   $   757   $   162
                1997.......................................  $ 1,276   $ 1,475   $ 1,841   $(1,386)
              Earnings per share:
              Basic
                Income/(Loss) before Extraordinary Item
                   1998....................................  $ (0.80)  $  0.12   $  0.08   $ (0.05)
                   1997....................................  $  0.16   $  0.21   $  0.23   $ (0.16)
                Extraordinary Item
                   1998....................................  $  0.00   $  0.00   $  0.00   $  0.07
                   1997....................................  $  0.00   $ (0.02)  $  0.00   $  0.00
                Net Income/(Loss)
                   1998....................................  $ (0.80)  $  0.12   $  0.08   $  0.02
                   1997....................................  $  0.16   $  0.19   $  0.23   $ (0.16)

                           LEXFORD RESIDENTIAL TRUST

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 16:  QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (cont'd)

                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
              Diluted
                Income/(Loss) before Extraordinary Item
                   1998....................................  $ (0.80)  $  0.11   $  0.08   $ (0.05)
                   1997....................................  $  0.16   $  0.20   $  0.22   $ (0.16)
                Extraordinary Item
                   1998....................................  $  0.00   $  0.00   $  0.00   $  0.07
                   1997....................................  $  0.00   $ (0.02)  $  0.00   $  0.00
                Net Income/(Loss)
                   1998....................................  $ (0.80)  $  0.11   $  0.08   $  0.02
                   1997....................................  $  0.16   $  0.18   $  0.22   $ (0.16)

                                                                     SCHEDULE II

                           LEXFORD RESIDENTIAL TRUST

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In Thousands)

                                                              ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
Balance at Beginning of Period..............................   $3,547      $3,691      $3,415
  Add: Charged to Costs and Expenses:
     Recovery of Allowances.................................                   --        (300)
     Other Allowances.......................................    1,670         389         803
  Less: Account Charge Offs.................................   (3,052)       (533)       (227)
                                                               ------      ------      ------
Balance at End of Period....................................   $2,165      $3,547      $3,691
                                                               ======      ======      ======

-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
GLENVIEW..................  AL       1,682        1,682        178        1,785            35          --
WOODVALLEY................  AL       1,418        1,418         77        1,416             6          --
AMBERWOOD I...............  FL         404          404         18          478            15          --
APPLEWOOD I & II..........  FL       2,220        2,220        292        3,523           822          --
BAYSIDE...................  FL         653          653         85          684            39          --
BEL AIRE I................  FL       1,418        1,418        241        1,232            11          --
BEL AIRE II...............  FL       1,132          436         81          287            17          --
BERRY PINES...............  FL       1,008        1,008         44        1,030            36          --
BLUEBERRY HILL I..........  FL         751          751         64          363           409          --
BRANCHWOOD................  FL       2,303        2,303        188        2,345            33          --
BRANDYWINE E..............  FL         525          525         64          526            17          --
CALIFORNIA GARDENS........  FL       1,139          581         96          521            20          --
CANDLELIGHT I.............  FL         606          606         69          664            17          --
CANDLELIGHT II............  FL         601          601         76          635            28          --
CANTERBURY CROSSINGS......  FL       1,281          675         78          386            51          --
CEDARWOOD I...............  FL         753          753         63          804            15          --
CEDARWOOD II..............  FL         575          575         46          484            16          --
CENTRE LAKE III...........  FL       4,821        4,821      1,211        3,117           121          --
CLEARLAKE PINES II........  FL       1,045        1,045        113        1,033            17          --
COUNTRYSIDE I.............  FL         862          862        146          842            21          --
COUNTRYSIDE II............  FL       1,502        1,502         79        1,862            21          --
CYPRESS...................  FL       1,014        1,014         58        1,025            41          --
DEERWOOD..................  FL         682          682         67          650            68          --
DRIFTWOOD.................  FL         682          682         80        1,130            22          --
ELMWOOD I.................  FL       1,358        1,358        298        1,284           182          --
ELMWOOD II................  FL       1,343        1,343        341        1,228           127          --
FOREST GLEN...............  FL       1,099        1,099        229          995            86          --
GARDEN TERRACE I..........  FL         604          604         89          801           121          --
GARDEN TERRACE II.........  FL         690          690          9          903            31          --
HERON POINTE..............  FL       1,624        1,624        368        1,441           272          --
HICKORY PLACE.............  FL       1,339        1,339        191        1,622            17          --
HIDDEN ACRES..............  FL       1,661        1,661        388        1,136            66          --
HIDDEN PINES..............  FL         887          887         59        1,017            21          --
HIGH POINTS...............  FL       1,077        1,077        129          918            20          --
HILLCREST VILLAS..........  FL         980          980         79          880            29          --
HILLSIDE TRACE............  FL       1,074        1,074        197          833            19          --
HOLLY RIDGE...............  FL       2,366        2,366        625        1,906            11          --
HOLLY SANDS I.............  FL       1,395        1,395        229        1,142            55          --
HOLLY SANDS II............  FL       1,047        1,047        232          943           113          --
JEFFERSON WAY I...........  FL       1,038        1,038        116        1,063            48          --
JUPITER COVE I............  FL       1,246        1,122        220          805            25          --
JUPITER COVE III..........  FL       1,308        1,308        286        1,026            27          --
MARK LANDING I............  FL       1,319        1,319        251        1,482            82          --
MEADOWOOD II..............  FL         836          836         56        1,039            14          --
MIGUEL PLACE..............  FL       1,482        1,482        237        1,125            38          --
MORNINGSIDE...............  FL       1,124        1,124         64        1,269           131          --
MOSSWOOD I................  FL         798          798         54          768            19          --
MOSSWOOD II...............  FL       1,534        1,534         64        1,583            37          --
NOVA GLEN I...............  FL         896          896         90          930            13          --
NOVA GLEN II..............  FL       1,309        1,309        123        1,316            17          --
NOVAWOOD I................  FL         944          944         88        1,001            28          --
NOVAWOOD II...............  FL         835          835         78          945            21          --
OAK GARDENS...............  FL       2,574        1,845        582        1,759            18          --
OAK RIDGE.................  FL       1,218        1,218        144        1,070            19          --
OAK SHADE.................  FL       1,496        1,496        139        1,332            28          --
OAKWOOD MANOR.............  FL       1,531        1,531        278        1,365           231          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
OAKWOOD VILLAGE...........  FL         735          314        103          566            65          --
OLD ARCHER COURT..........  FL       1,007        1,007        104        1,140            19          --
PALATKA OAKS I............  FL         192          192         10          218             6          --
PALATKA OAKS II...........  FL         211          211         16          221             6          --
PALM PLACE................  FL       1,379        1,379        231        1,385            18          --
PELICAN POINTE I..........  FL       1,318        1,318        221        1,205            48          --
PELICAN POINTE II.........  FL       1,007        1,007        158        1,191            53          --
PINE BARRENS..............  FL       1,515        1,515        302        1,405           104          --
PINE LAKE.................  FL         298          298         59          325             9          --
PINE MEADOWS I............  FL       1,083        1,083        197          998            23          --
PINE TERRACE I............  FL       2,193        2,193        246        2,422            79          --
PINELLAS PINES............  FL       1,564        1,564        202        1,369            62          --
RANCHSIDE.................  FL         700          700        131          579            16          --
RIVERS END I..............  FL       1,293        1,293        140        1,229            26          --
RIVERS END II.............  FL       1,145        1,145        161          937            40          --
SANDPIPER II..............  FL       1,054        1,054         96        1,021            18          --
SANFORD COURT.............  FL       1,782        1,782         86        2,056            45          --
SHADOW BAY I..............  FL       1,100        1,100        119        1,160           159          --
SHADOW BAY II.............  FL         991          991         74          941           174          --
SHADOW RIDGE..............  FL       1,034        1,034         90        1,601            40          --
SHADOWOOD I...............  FL       1,432        1,432        159        1,355            29          --
SHADOWOOD II..............  FL       1,935        1,935        155        1,651            36          --
SILVER FOREST.............  FL         859          859        115          893            18          --
SKY PINES I...............  FL       1,472        1,472        311        1,226            36          --
SKY PINES II..............  FL         898          898        266          676            91          --
SPRING GATE...............  FL         990          990         52        1,036            48          --
STRAWBERRY PLACE..........  FL         791          791         49          770            33          --
SUGARTREE I...............  FL         999          999         88          938            19          --
SUNSET WAY I..............  FL       1,643        1,643        621        1,354            62          --
SUNSET WAY II.............  FL       2,666        2,117        649        1,678            45          --
SUTTON PLACE..............  FL         868          868        146          715            21          --
TERRACE TRACE.............  FL       1,134        1,134        177        1,087            59          --
THE LANDINGS..............  FL         728          728         68          723            46          --
THYMEWOOD II..............  FL       1,586          835        429          732            37          --
TURKSCAP I................  FL         570          570         55          557            35          --
TURKSCAP III..............  FL         769          769         85          658            37          --
UNIVERSITY SQUARE I.......  FL         932          932        127        1,053            18          --
WESTCREEK.................  FL       1,498        1,498        167        1,426            20          --
WHISPERING PINES II.......  FL         587          587         71          505            18          --
WINDWOOD I................  FL         536          536         25          457            78          --
WINDWOOD II...............  FL         711          711         34          781            19          --
WINGWOOD..................  FL       1,520        1,520         90        1,761            61          --
WINTER WOODS I............  FL         966          966        134          833           201          --
WOODLAND I................  FL       1,426        1,426        175        1,681            51          --
WOODLAND II...............  FL       1,335        1,335         91        1,330            34          --
AUTUMN COVE...............  GA         766          766        115        1,002            15          --
BARRINGTON................  GA       1,020        1,020        118        1,095            25          --
CAMDEN WAY I..............  GA         935          935         61        1,202            12          --
CAMDEN WAY II.............  GA         774          774         37          839             7          --
CARRIAGE HILL.............  GA         720          720         76          763            11          --
CEDARGATE.................  GA         901          901        129        1,462            25          --
COUNTRYSIDE MANOR.........  GA       1,216        1,216         80        1,470            28          --
ELMWOOD...................  GA         863          863        181          893            11          --
FOREST VILLAGE............  GA       1,315        1,315        156        1,588            18          --
GENTIAN OAKS..............  GA       1,233        1,233        165        1,257            10          --
GLEN ARM MANOR............  GA       1,184        1,184        149        1,274           106          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
GLENWOOD VILLAGE..........  GA       1,110        1,110        156        1,000            18          --
GREENBRIAR GLEN...........  GA       1,561        1,561        274        1,556            34          --
HARBINWOOD................  GA       1,653        1,653        228        1,444            20          --
HATCHERWAY................  GA         754          754        111        1,103            41          --
HILLSIDE MANOR............  GA         637          637         33          631            19          --
HOLLY PARK................  GA         812          812         55          963             5          --
INDIAN LAKE I.............  GA       4,390        4,390        898        5,263            83          --
IRIS GLEN.................  GA       1,785        1,785        266        1,712           111          --
KINGS COLONY..............  GA       2,089        1,495        238        1,723            45          --
LAKESHORE I...............  GA       1,247        1,247         46          995            51          --
LAUREL GLEN...............  GA       1,717        1,717        266        1,628            82          --
LINK TERRACE..............  GA         913          913        101          966            14          --
MARSH LANDING I...........  GA         814          814         28        1,222            14          --
MARSH LANDING II..........  GA         963          916         30          918            29          --
MEADOWLAND................  GA       1,002        1,002         85          997           316          --
MEADOWOOD I...............  GA       1,027        1,027        182        1,802            26          --
MEADOWOOD II..............  GA         943          943        105          908            16          --
MILL RUN..................  GA       1,538        1,538        189        1,260           120          --
MORGAN TRACE..............  GA       1,461        1,461         96        1,330            13          --
NORTHRIDGE................  GA       1,003        1,003        113        1,058            19          --
OAKLEY WOODS..............  GA       1,145        1,145         77        1,049            11          --
OAKWOOD VILLAGE...........  GA       1,096        1,096        115        1,602             7          --
PINE KNOLL................  GA         723          723        144          925            23          --
QUAIL CALL................  GA         725          725         77          857            22          --
RAMBLEWOOD I..............  GA         991          991         68          944            17          --
RAMBLEWOOD II.............  GA       1,807        1,807        264        1,906            33          --
RAMBLEWOOD II.............  GA         491          491         36          463            14          --
REDAN VILLAGE I...........  GA       1,246        1,246        129        1,367           126          --
REDAN VILLAGE II..........  GA       1,110        1,110        122        1,320            16          --
RIDGEWOOD I...............  GA       1,438        1,438         97        1,691            28          --
RIDGEWOOD II..............  GA       1,023        1,023         88        1,027            15          --
SHADOW TRACE..............  GA       2,032        2,032        417        2,189            49          --
SKY RIDGE.................  GA       1,930        1,930        313        3,429            28          --
STEWART WAY I & II........  GA       2,225        2,225        477        3,083           203          --
STILLWATER................  GA         956          956        139        1,173            19          --
STRATFORD LANE I..........  GA         935          935         76          923            10          --
SUNNYSIDE.................  GA       1,093        1,093        208        1,221            16          --
TIMBERWOOD................  GA         570          570         42          615            12          --
VALLEYBROOK...............  GA       1,548        1,548        129        1,354            58          --
VALLEYFIELD I.............  GA       1,652        1,652        202        1,685           117          --
VALLEYFIELD II............  GA       1,054        1,054        166        1,438           143          --
WATERBURY.................  GA         675          675         47          867           142          --
WESTWAY...................  GA         920          920         57          854            27          --
WHISPERWOOD...............  GA         579          579         99          591            15          --
WILCREST WOODS............  GA       1,365        1,365        247        1,189           101          --
WILLOW CREEK I............  GA         846          846         84          744            11          --
WILLOW RUN................  GA       1,731        1,731        194        1,876           136          --
WILLOWOOD.................  GA       1,173        1,173         68        1,305             6          --
WOODCLIFF I...............  GA       1,226        1,226        119        1,264            18          --
WOODCLIFF II..............  GA       1,683        1,683        273        1,384            15          --
WOODCREST I...............  GA       1,174        1,174        122        1,139            26          --
WOODTRAIL.................  GA       1,043        1,043        100        1,601            15          --
ANSLEY OAKS...............  IL       1,386        1,386         69        1,431             8          --
BRADFORD PLACE............  IL       1,112        1,112        216          719            16          --
BRUNSWICK.................  IL       1,413        1,413         54        1,645            41          --
HUNTER GLEN...............  IL         991          991        257        1,462            16          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
ACADIA COURT..............  IN       2,118        2,118        234        1,887            18          --
ACADIA COURT II...........  IN       1,836        1,836        398        1,669            36          --
ANNHURST..................  IN       1,275        1,275         34        1,313            15          --
APPLEGATE.................  IN         974          974        153        1,513            10          --
APPLEGATE I...............  IN         926          926         99        1,246             8          --
APPLEGATE II..............  IN       1,247        1,247        163        1,815            40          --
ARAGON WOODS..............  IN       1,121        1,121        298        1,249            66          --
ASHGROVE..................  IN         894          894         57        1,366            19          --
BECKFORD PLACE............  IN         717          717         77          947             6          --
BRANDON COURT.............  IN       1,451        1,451        113        1,500            26          --
CAMBRIDGE COMMONS I.......  IN         911          911         44        1,037            19          --
CAMBRIDGE COMMONS II......  IN         902          902         53        1,334            18          --
CAMBRIDGE COMMONS III.....  IN          --           --          1        1,306            89          --
CEDARGATE.................  IN         799          799         18        1,063            15          --
CEDARGATE I...............  IN       1,159        1,159        122        1,648            11          --
CEDARGATE II..............  IN       1,124        1,124         98        1,115            13          --
CEDARWOOD I...............  IN         658          658         40          918             6          --
CEDARWOOD II..............  IN         927          927         33          894             7          --
CHERRY GLEN I.............  IN       1,343        1,343        204        1,465            30          --
CHERRY GLENN II...........  IN       1,091        1,091          4        1,731            33          --
CLEARVIEW I...............  IN       1,153        1,153        113        1,589            17          --
CLEARVIEW II..............  IN       1,310        1,310        118        1,810            15          --
CONCORD SQUARE............  IN         751          751         54          988            32          --
CONCORD SQUARE............  IN         783          783         83        1,186             8          --
DOGWOOD GLEN I............  IN       1,766        1,766        248        1,427            51          --
DOGWOOD GLEN II...........  IN       1,385        1,385        145        1,547            13          --
ELMTREE PARK I............  IN       1,177        1,177        208        1,308            75          --
ELMTREE PARK II...........  IN         947          947         46        1,108            52          --
HAMPSHIRE COURT...........  IN          --           --         30          681            36          --
HARTWICK..................  IN         752          752         61          890             2          --
HEATHMOORE................  IN       1,173        1,173         82        1,148            35          --
HEATHMOORE I..............  IN       1,230        1,230         95        1,336            16          --
MARABOU MILLS I...........  IN       1,433        1,433        180        1,570            39          --
MARABOU MILLS II..........  IN         985          985         85        1,190            18          --
MARABOU MILLS III.........  IN       1,187        1,187         75        1,099            41          --
MEADOWOOD.................  IN       1,037        1,037        119        1,407            15          --
MEADOWOOD.................  IN       1,113        1,113         60        1,382            24          --
MEADOWOOD.................  IN         648          648         43          755            26          --
MEADOWOOD.................  IN         993          993        114        1,197           104          --
MEADOWOOD II..............  IN         727          727         62        1,193            37          --
OLIVEWOOD I...............  IN         957          957        102        1,496            18          --
OLIVEWOOD II..............  IN       1,292        1,292         82        1,371            33          --
PARKVILLE.................  IN         746          746         46        1,091            13          --
PLUMWOOD..................  IN         467          467         41          672             3          --
PLUMWOOD..................  IN         620          620         34          672            12          --
PRINCETON COURT...........  IN         917          917         59          908            15          --
RIDGEWOOD I...............  IN         851          851         87          879            11          --
RIDGEWOOD I...............  IN       1,190        1,190        100        1,320            22          --
RIDGEWOOD II..............  IN         883          883         95          830             8          --
RIDGEWOOD II..............  IN       1,332        1,332        101        1,565            40          --
ROSEWOOD COMMONS I........  IN       1,887        1,887        196        1,790            44          --
ROSEWOOD COMMONS II.......  IN       1,239        1,239        121        1,173            45          --
SHERBROOK.................  IN       1,179        1,179        142        1,254           140          --
SLATE RUN.................  IN       2,030        2,030        169        2,233            17          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
SLATE RUN.................  IN       1,233        1,233         71        1,367             8          --
SPICEWOOD.................  IN       1,021        1,021         91        1,025            45          --
SPRINGWOOD................  IN         786          786         99          978            32          --
STONEHENGE................  IN       1,200        1,200         71        1,568            21          --
STONEHENGE................  IN         446          446         73          470             6          --
STONEHENGE I..............  IN       1,124        1,124        122        1,358            23          --
WATERBURY.................  IN         825          825         93          924            19          --
WESTWOOD..................  IN         714          714         29          696             8          --
WILLOW RUN................  IN       1,132        1,132        199        1,136            44          --
WILLOWOOD EAST II.........  IN         800          800         20          848            18          --
WILLOWOOD I...............  IN       1,140        1,140        106        1,252             7          --
WILLOWOOD II..............  IN       1,149        1,149        150        1,310            79          --
ASHGROVE..................  KY       1,067        1,067        133        1,259            31          --
CAMELLIA COURT............  KY         622          622         56          976             8          --
CEDARGATE.................  KY       1,224        1,224        123        1,555            29          --
CEDARGATE I...............  KY         884          884         85        1,359            11          --
CEDARGATE II..............  KY       1,160        1,160        123          966            37          --
CEDARWOOD I...............  KY         748          748        143          966            13          --
CEDARWOOD II..............  KY       1,005        1,005        174          913            47          --
CEDARWOOD III.............  KY         865          865        123          967            46          --
FORSYTHIA COURT...........  KY       1,950        1,950        103        1,599            33          --
HAYFIELD PARK.............  KY       1,591        1,591        342        1,681           103          --
HEATHMOORE................  KY         942          942         85          922            30          --
LONGWOOD..................  KY         958          958        161        1,030            11          --
MEADOWOOD.................  KY         863          863         80        1,006            17          --
MEADOWOOD.................  KY       1,403        1,403        153        1,598            26          --
RIDGEWOOD.................  KY         887          887        175        1,162            15          --
RIDGEWOOD.................  KY         763          763         85          940            10          --
RIDGEWOOD I...............  KY       1,073        1,073        261        1,557             8          --
ROSEWOOD..................  KY       1,634        1,634        248        1,565            27          --
SLATE RUN.................  KY         923          923         90        1,061            44          --
SLATE RUN.................  KY         778          778         39          808            29          --
SLATE RUN I...............  KY         902          902        102          932            29          --
SLATE RUN II..............  KY       1,168        1,168        139        1,025            16          --
SPRINGWOOD................  KY         815          815         86          844            47          --
STONEHENGE................  KY         790          790         71        1,042            10          --
VALLEYFIELD...............  KY       1,837        1,837        285        2,039             8          --
WILLOW RUN................  KY       1,129        1,129         94        1,424            34          --
WILLOWOOD.................  KY         776          776         48          778            72          --
WILLOWOOD I...............  KY       1,016        1,016        127        1,168            22          --
WILLOWOOD II..............  KY         865          865         98          764            15          --
WINTHROP COURT............  KY       1,222        1,222        180        1,142            26          --
WOODLANDS.................  KY         736          736         53          849             9          --
CHERRY TREE...............  MD       2,085        2,085        623        2,711            65          --
FORSYTHIA CT I............  MD       2,088        2,088        214        1,919            27          --
FORSYTHIA CT II...........  MD       2,352        1,769        285        1,598            44          --
MERRIFIELD................  MD       2,076        2,076        211        2,272            53          --
AMBERIDGE.................  MI         945          945         75          891            20          --
APPLE RUN.................  MI         515          515         76          757             8          --
ASHGROVE..................  MI         840          840         37          936            28          --
ASHGROVE I................  MI       3,324        3,324        120        2,541            34          --
ASHGROVE II...............  MI       2,302        2,302         95        2,258            20          --
FOXTON....................  MI         912          912        124        1,056            28          --
GARDEN COURT..............  MI       2,150        2,150        128        2,247            63          --
HEATHMOORE................  MI       1,746        1,746         82        1,605            34          --
HEATHMOORE I..............  MI       1,578        1,578        129        1,330            35          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
HEATHMOORE II.............  MI         956          956         86        1,519            13          --
LAUREL BAY................  MI         882          882        164        1,160            45          --
MEADOWOOD.................  MI       1,340        1,340         74        1,455            24          --
MEADOWOOD I...............  MI         944          944         15        1,131            34          --
MONTGOMERY COURT I........  MI       1,228        1,228         70        1,039            17          --
NEWBERRY I................  MI       1,163        1,163         77        1,099             6          --
NEWBERRY II...............  MI       1,274          724         91          716            17          --
OLIVEWOOD.................  MI       3,421        3,421        304        4,298            72          --
RIDGEWOOD.................  MI       1,200        1,200         77        1,209            19          --
ROANOKE...................  MI       2,071        2,071        360        2,652            79          --
STONEHENGE................  MI       1,071        1,071         19        1,147            27          --
WATERBURY.................  MI       2,141        2,141        257        2,216            25          --
WENTWORTH.................  MI       1,868        1,868        100        1,872            37          --
AMBERWOOD.................  OH         896          896        172        1,003            31          --
AMESBURY I................  OH       1,239        1,239        136        1,133            59          --
AMESBURY II...............  OH       1,295        1,295        169        1,621            56          --
AMHURST...................  OH         826          826        174          980            12          --
AMHURST I.................  OH         927          927         60          978            12          --
AMHURST II................  OH         960          960         67        1,192            14          --
ANDOVER COURT.............  OH         743          743         62          996            15          --
ANNHURST II...............  OH       1,084        1,160        123        1,007           124          --
ANNHURST III..............  OH         902          902         70        1,004           154          --
APPLE RIDGE I.............  OH       1,046        1,046        214          913            49          --
APPLE RIDGE III...........  OH         541          541         38          648             2          --
APPLE RUN II..............  OH         461          461         21          502            31          --
APPLEGATE.................  OH         530          530         36          546            34          --
APPLEGATE.................  OH         527          527         84          737             5          --
APPLERUN..................  OH         688          688         86          870             9          --
ASHFORD HILL..............  OH       1,400        1,400        360        1,261            97          --
ASHGROVE..................  OH       1,262        1,262        108        1,276            20          --
BECKFORD PLACE............  OH         625          625         49          692            11          --
BECKFORD PLACE............  OH       1,041        1,041         41        1,471            25          --
BECKFORD PLACE I..........  OH       1,181        1,181        218        1,274            20          --
BECKFORD PLACE II.........  OH       1,249        1,249        175        1,206            21          --
CAMELLIA COURT............  OH         575          575         40          616            11          --
CAMELLIA COURT I..........  OH       1,097        1,097         21        1,179            24          --
CAMELLIA COURT I..........  OH       1,052        1,052        136        1,431            14          --
CAMELLIA COURT II.........  OH         801          801         43          815             8          --
CAMELLIA COURT II.........  OH         946          946        107          928             9          --
CEDARGATE I...............  OH       2,264        2,264        187        2,202           137          --
CEDARGATE I...............  OH       1,237        1,237         85        1,275            12          --
CEDARGATE II..............  OH         709          709        132          777            27          --
CEDARWOOD.................  OH         436          436         37          522            42          --
CEDARWOOD I...............  OH         627          627         52          784             5          --
CHARING CROSS.............  OH         817          817        111        1,073            21          --
CHELSEA COURT.............  OH         703          703        113        1,124            22          --
CLEARWATER................  OH       1,046        1,046        132        1,045            67          --
CONCORD SQUARE I..........  OH         660          660         38          678            11          --
CONCORD SQUARE II.........  OH         562          562         29          643             7          --
DANIEL COURT..............  OH       2,342        2,342        225        2,105            17          --
DARTMOUTH PLACE I.........  OH       1,052        1,052         89        1,359            34          --
DARTMOUTH PLACE II........  OH         858          858        114        1,135            31          --
DOVER PLACE I.............  OH       1,157        1,157        148        2,004            36          --
DOVER PLACE II............  OH       1,625        1,625        127        1,810            34          --
DOVER PLACE III...........  OH         770          770         70          890            14          --
DOVER PLACE IV............  OH       1,870        1,870        237        2,022            36          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
FOXHAVEN..................  OH       1,845        1,845        403        1,657            37          --
FOXTON II.................  OH       1,403        1,403         70        1,752            24          --
GREENGLEN.................  OH       1,172        1,172        100        1,404            37          --
GREENGLEN II..............  OH         893          893         89          948            23          --
GREENGLEN II..............  OH         827          827         23        1,017            13          --
HAMPSHIRE II..............  OH         860          860         98          957            13          --
HARVEST GROVE I...........  OH       1,349        1,349        225        1,276            40          --
HARVEST GROVE II..........  OH       1,093        1,093        252        1,201            32          --
HICKORY MILL..............  OH       1,074        1,074        119        1,359            26          --
INDEPENDENCE VILLAGE......  OH       2,068        2,068        189        2,026           182          --
KETWOOD...................  OH       1,648        1,648        164        2,161            24          --
LAMPLIGHT COURT...........  OH          98           98         40          727            19          --
LARKSPUR I................  OH         460          460         36          585            12          --
LARKSPUR I................  OH       1,038        1,038         87        1,439             8          --
LARKSPUR II...............  OH         221          221         24          246             6          --
LAUREL COURT..............  OH       1,128        1,128        174        1,209            31          --
LINDENDALE................  OH       1,403        1,403        189        1,717            63          --
MEADOWOOD.................  OH         430          430         51          574            17          --
MEADOWOOD.................  OH       1,833        1,833        316        2,644            15          --
MEADOWOOD.................  OH       1,307        1,307        136        1,448            47          --
MEADOWOOD APTS............  OH         994          994         71          985            14          --
MEADOWOOD I...............  OH       1,053        1,053        120        1,330            20          --
MEADOWOOD II..............  OH         485          485         70          532            11          --
MELDON PLACE..............  OH       1,881        1,881        331        1,552            51          --
MILLBURN..................  OH       1,241        1,241        135        1,474            10          --
MILLBURN COURT II.........  OH         910          910        137        1,138            26          --
MILLSTON I................  OH         451          451         31          466            13          --
MILLSTON II...............  OH         336          336          7          446             9          --
MONTGOMERY COURT I........  OH       1,282        1,282        246        1,401            25          --
MONTGOMERY COURT II.......  OH         842          842        121          661            23          --
MONTROSE SQUARE...........  OH       1,741        1,741        569        2,185           102          --
PARKVILLE.................  OH       1,757        1,757        222        1,581           120          --
PARKVILLE.................  OH         604          604         76          935            18          --
PLUMWOOD I................  OH       1,731        1,731        169        2,204            29          --
PLUMWOOD II...............  OH         456          456         38          801             3          --
RED DEER I................  OH       1,328        1,328        183        1,751            24          --
RED DEER II...............  OH       1,206        1,206        235        1,475            30          --
RIDGEWOOD I...............  OH       1,200        1,200         85        1,142            21          --
RIDGEWOOD II..............  OH       1,160        1,160         70        1,047            23          --
RIVER GLEN I..............  OH       1,030        1,030        146        1,287            26          --
RIVER GLEN II.............  OH       1,167        1,167        179        1,230            10          --
RIVERVIEW ESTATES.........  OH       1,104        1,104         74        1,609           133          --
ROSEWOOD..................  OH       1,314        1,314        139        1,452            54          --
SANDALWOOD................  OH       1,105        1,105        179          970            34          --
SHERBROOK.................  OH       1,100        1,100        147        1,249             4          --
SLATE RUN.................  OH         875          875        118        1,012             7          --
SPRINGWOOD................  OH       1,096        1,096        130        1,310            22          --
SPRINGWOOD II.............  OH         591          591         52          840            17          --
STONEHENGE................  OH         567          567         30          734             9          --
STONEHENGE................  OH         634          634         40          670            31          --
STONEHENGE................  OH       1,201        1,201         72        1,341            19          --
SUFFOLK GROVE I...........  OH       1,223        1,223        124        1,262             8          --
SUFFOLK GROVE II..........  OH       1,067        1,067        154        1,248            20          --
TABOR RIDGE...............  OH       1,742        1,742        194        1,806            19          --
THE BIRCHES...............  OH         980          980         70        1,004            19          --
THE MEADOWS I.............  OH         798          798         83        1,014            27          --


-------------------------------------------------------------------------------------------------------------
                                          LEXFORD RESIDENTIAL TRUST
                          REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                              DECEMBER 31, 1998
                                               (In Thousands)
-------------------------------------------------------------------------------------------------------------

           COLUMN A                     COLUMN B                  COLUMN C                  COLUMN D
-------------------------------------------------------------------------------------------------------------
          DESCRIPTION                                           INITIAL COST            COSTS CAPITALIZED
      (GARDEN APARTMENTS)             ENCUMBRANCES             TO THE COMPANY       SUBSEQUENT TO ACQUISITION
-------------------------------------------------------------------------------------------------------------
                                     AT        AT STATED              BUILDINGS
                                 CONTRACTUAL   CARRYING                  and                        CARRYING
      PROPERTY NAME         ST      VALUE        VALUE      LAND     IMPROVEMENTS   IMPROVEMENTS     COSTS
-------------------------------------------------------------------------------------------------------------
THE MEADOWS II............  OH       1,168        1,168        151        1,200            34          --
THE WILLOWS I.............  OH         576          576        158          762            76          --
THE WILLOWS II............  OH         650          650         34          865            21          --
THE WILLOWS III...........  OH         871          871         45          871            21          --
TIMBERCREEK...............  OH       1,561        1,561        159        1,681            18          --
WATERBURY.................  OH       1,161        1,161        186          998            10          --
WEST OF EASTLAND..........  OH       2,025        2,025        154        2,552            45          --
WESTWOOD..................  OH          96           96         17          104             4          --
WILLOW RUN................  OH         865          865         56        1,015            10          --
WILLOWOOD I...............  OH         764          764         90          927            11          --
WILLOWOOD I...............  OH         948          948         91        1,114            11          --
WILLOWOOD II..............  OH         553          553         42          574             5          --
WILLOWOOD II..............  OH         869          869         71          824            17          --
WILLOWOOD II..............  OH         930          930         36          622            27          --
WINTHROP COURT II.........  OH         749          749        146          825            29          --
WOODBINE..................  OH         638          638         66          698             8          --
WOODBINE..................  OH       1,063        1,063        122        1,659             9          --
WOODLANDS I...............  OH       1,824        1,824        181        1,957           146          --
WOODLANDS I...............  OH       1,460        1,460        103        1,839            24          --
WOODLANDS II..............  OH       1,319        1,319        112        1,413           146          --
WOODLANDS II..............  OH       1,590        1,590         98        1,837            50          --
WOODLANDS III.............  OH       1,939        1,939        159        2,019            32          --
ANNHURST..................  PA       1,985        1,985         77        2,004            37          --
BRUNSWICK I...............  PA       1,720        1,720        126        2,077           134          --
CARLETON COURT............  PA       1,112        1,112        143        1,226            22          --
NORTHRUP COURT I..........  PA       1,377        1,377        154        1,482            28          --
NORTHRUP COURT II.........  PA         902          902         88          858            80          --
VALLEYFIELD...............  PA       2,046        2,046        257        1,748            42          --
WOODLANDS I...............  PA       1,041        1,041        113        1,179             8          --
WOODLANDS II..............  PA       1,146        1,146        118        1,347            43          --
RAVENWOOD.................  SC       1,623        1,623        170        1,508            48          --
SPRINGBROOK...............  SC       1,717        1,717        120        1,762           124          --
WILLOW LAKES..............  SC       2,068        2,068        189        1,738            68          --
CEDAR HILL................  TN       1,465        1,465        235        1,331            61          --
KNOX LANDING..............  TN       1,576        1,576         90        1,497            33          --
WATERBURY.................  TN         963          963        101        1,078            13          --
WYCLIFFE COURT............  TN       1,160        1,160        124        1,206            21          --
WALKER PLACE..............  TX       1,165        1,165        270        1,196            --          --
BRUNSWICK II..............  WV       1,304        1,304        105        1,696           135          --
CARLETON COURT............  WV       1,365        1,365        308        1,656            13          --
HICKORY MILL I............  WV         935          935         85          958            14          --
PARKVILLE.................  WV         781          781         70          883             4          --
SHERBROOK.................  WV       1,322        1,322        355        1,492            39          --
                                   --------------------------------------------------------------------------
                                  $500,688     $494,556    $59,755     $536,290       $17,380         $--
                                   --------------------------------------------------------------------------
                                   --------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
GLENVIEW...................    AL       178         1,631        1,809        163    08/01/86         N/A       5-31
WOODVALLEY.................    AL        77         1,422        1,499         46    03/03/86    01/31/98       5-28
AMBERWOOD I................    FL        18           493          511         21    11/01/81    01/31/98       5-24
APPLEWOOD I & II...........    FL       292         4,344        4,636        158    05/01/82    01/31/98       5-24
BAYSIDE....................    FL        85           723          808         27    05/01/82    01/31/98       5-24
BEL AIRE I.................    FL       241         1,243        1,484         41    08/14/85    01/31/98       5-28
BEL AIRE II................    FL        81           413          494         41    01/01/86         N/A       5-30
BERRY PINES................    FL        44         1,066        1,110         37    04/01/85    01/31/98       5-27
BLUEBERRY HILL I...........    FL        64           771          835         50    12/01/86         N/A       5-31
BRANCHWOOD.................    FL       188         2,378        2,566         94    04/01/81    01/31/98       5-23
BRANDYWINE E...............    FL        64           544          608         21    09/01/81    01/31/98       5-24
CALIFORNIA GARDENS.........    FL        96           416          512         42    07/01/87         N/A       5-32
CANDLELIGHT I..............    FL        69           681          750         28    10/01/82    01/31/98       5-25
CANDLELIGHT II.............    FL        76           662          738         25    05/27/85    01/31/98       5-27
CANTERBURY CROSSINGS.......    FL        78           597          675         64    12/01/83         N/A       5-28
CEDARWOOD I................    FL        63           819          882         40    03/01/78    01/31/98       5-20
CEDARWOOD II...............    FL        46           501          547         23    04/01/80    01/31/98       5-22
CENTRE LAKE III............    FL     1,211         3,224        4,435        334    06/01/86         N/A       5-30
CLEARLAKE PINES II.........    FL       113         1,050        1,163         37    07/01/85    01/31/98       5-27
COUNTRYSIDE I..............    FL       146           862        1,008         36    04/01/82    01/31/98       5-24
COUNTRYSIDE II.............    FL        79         1,883        1,962         74    04/01/82    01/31/98       5-24
CYPRESS....................    FL        58         1,066        1,124         39    03/01/85    01/31/98       5-27
DEERWOOD...................    FL        67           718          785         29    08/01/82    01/31/98       5-25
DRIFTWOOD..................    FL        80         1,151        1,231         42    05/15/85    01/31/98       5-27
ELMWOOD I..................    FL       298         1,466        1,764         47    03/01/84    01/31/98       5-26
ELMWOOD II.................    FL       341         1,354        1,695         45    10/01/84    01/31/98       5-27
FOREST GLEN................    FL       229           989        1,218        100    01/01/86         N/A       5-30
GARDEN TERRACE I...........    FL        89           921        1,010        115    09/01/81         N/A       5-26
GARDEN TERRACE II..........    FL         9           934          943         37    10/01/82    01/31/98       5-25
HERON POINTE...............    FL       368         1,670        2,038        162    01/01/86         N/A       5-30
HICKORY PLACE..............    FL       191         1,639        1,830         60    08/01/83    01/31/98       5-26
HIDDEN ACRES...............    FL       388           503          891         55    01/01/87         N/A       5-31
HIDDEN PINES...............    FL        59         1,038        1,097         43    07/01/81    01/31/98       5-23
HIGH POINTS................    FL       129           937        1,066         35    04/01/86    01/31/98       5-28
HILLCREST VILLAS...........    FL        79           909          988         34    04/22/85    01/31/98       5-27
HILLSIDE TRACE.............    FL       197           851        1,048         82    09/01/87         N/A       5-32
HOLLY RIDGE................    FL       625         1,917        2,542         63    01/01/86    01/31/98       5-28
HOLLY SANDS I..............    FL       229         1,197        1,426         44    04/01/85    01/31/98       5-27
HOLLY SANDS II.............    FL       232         1,035        1,267        119    06/01/86         N/A       5-30
JEFFERSON WAY I............    FL       116         1,089        1,205        106    08/01/87         N/A       5-32
JUPITER COVE I.............    FL       220           903        1,123         88    09/01/87         N/A       5-32
JUPITER COVE III...........    FL       286         1,052        1,338        102    09/01/87         N/A       5-32
MARK LANDING I.............    FL       251         1,561        1,812        169    11/01/87         N/A       5-32
MEADOWOOD II...............    FL        56         1,052        1,108         35    11/01/80    04/01/98       5-23
MIGUEL PLACE...............    FL       237         1,121        1,358        109    10/01/87         N/A       5-32
MORNINGSIDE................    FL        64         1,400        1,464         55    01/01/84    01/31/98       5-26
MOSSWOOD I.................    FL        54           787          841         32    08/01/81    01/31/98       5-24
MOSSWOOD II................    FL        64         1,620        1,684         63    05/01/82    01/31/98       5-24
NOVA GLEN I................    FL        90           943        1,033         34    06/08/84    01/31/98       5-26
NOVA GLEN II...............    FL       123         1,332        1,455         46    01/01/86    01/31/98       5-28
NOVAWOOD I.................    FL        88         1,029        1,117         44    05/01/80    01/31/98       5-22
NOVAWOOD II................    FL        78           966        1,044         41    09/01/80    01/31/98       5-23
OAK GARDENS................    FL       582         1,267        1,849        123    01/01/88         N/A       5-32
OAK RIDGE..................    FL       144         1,089        1,233         39    05/17/85    01/31/98       5-27
OAK SHADE..................    FL       139         1,359        1,498         48    04/01/85    01/31/98       5-27


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
OAKWOOD MANOR..............    FL       278         1,596        1,874         52    04/01/86    01/31/98       5-28
OAKWOOD VILLAGE............    FL       103           275          378         31    01/01/86         N/A       5-30
OLD ARCHER COURT...........    FL       104         1,160        1,264         46    08/01/77    04/01/98       5-19
PALATKA OAKS I.............    FL        10           224          234         12    08/01/77    01/31/98       5-20
PALATKA OAKS II............    FL        16           227          243         10    08/01/80    01/31/98       5-23
PALM PLACE.................    FL       231         1,403        1,634         53    01/01/84    01/31/98       5-26
PELICAN POINTE I...........    FL       221         1,250        1,471        122    11/01/87         N/A       5-32
PELICAN POINTE II..........    FL       158         1,164        1,322        114    11/01/87         N/A       5-32
PINE BARRENS...............    FL       302         1,507        1,809        158    06/01/86         N/A       5-30
PINE LAKE..................    FL        59           334          393         14    10/01/82    01/31/98       5-25
PINE MEADOWS I.............    FL       197         1,020        1,217         37    02/01/85    01/31/98       5-27
PINE TERRACE I.............    FL       246         2,501        2,747         89    08/01/83    01/31/98       5-26
PINELLAS PINES.............    FL       202         1,431        1,633         51    12/01/83    01/31/98       5-26
RANCHSIDE..................    FL       131           594          725         24    08/01/85    01/31/98       5-28
RIVERS END I...............    FL       140         1,255        1,395         43    02/01/86    01/31/98       5-28
RIVERS END II..............    FL       161           949        1,110         98    01/01/86         N/A       5-30
SANDPIPER II...............    FL        96         1,039        1,135         39    09/01/82    01/31/98       5-25
SANFORD COURT..............    FL        86         2,101        2,187        104    11/01/76    01/31/98       5-19
SHADOW BAY I...............    FL       119         1,320        1,439         45    04/01/84    01/31/98       5-26
SHADOW BAY II..............    FL        74         1,114        1,188         39    08/01/85    01/31/98       5-28
SHADOW RIDGE...............    FL        90         1,641        1,731         61    10/01/83    01/31/98       5-26
SHADOWOOD I................    FL       159         1,384        1,543         56    01/01/82    01/31/98       5-24
SHADOWOOD II...............    FL       155         1,687        1,842         60    05/01/83    01/31/98       5-25
SILVER FOREST..............    FL       115           911        1,026         34    02/01/85    01/31/98       5-27
SKY PINES I................    FL       311         1,262        1,573         44    01/01/86    01/31/98       5-28
SKY PINES II...............    FL       266           766        1,032         94    06/01/86         N/A       5-30
SPRING GATE................    FL        52         1,084        1,136         40    11/01/83    01/31/98       5-26
STRAWBERRY PLACE...........    FL        49           803          852         31    06/01/82    01/31/98       5-24
SUGARTREE I................    FL        76           957        1,033         35    06/01/84    01/31/98       5-26
SUNSET WAY I...............    FL       621         1,414        2,035        140    08/01/87         N/A       5-32
SUNSET WAY II..............    FL       649         1,520        2,169        147    04/27/88         N/A       5-32
SUTTON PLACE...............    FL       146           737          883         28    07/01/84    01/31/98       5-26
TERRACE TRACE..............    FL       177         1,146        1,323         42    05/01/85    01/31/98       5-27
THE LANDINGS...............    FL        68           769          837         31    04/01/84    01/31/98       5-26
THYMEWOOD II...............    FL       429           400          829         43    01/01/86         N/A       5-30
TURKSCAP I.................    FL        55           591          646         29    12/01/77    01/31/98       5-20
TURKSCAP III...............    FL        85           695          780         27    11/01/82    01/31/98       5-25
UNIVERSITY SQUARE I........    FL       127         1,070        1,197         39    07/01/79    04/01/98       5-21
WESTCREEK..................    FL       167         1,446        1,613         48    01/01/86    01/31/98       5-28
WHISPERING PINES II........    FL        71           523          594         54    03/31/86         N/A       5-30
WINDWOOD I.................    FL        25           535          560         55    05/01/88         N/A       5-32
WINDWOOD II................    FL        34           800          834         29    12/31/87    01/31/98       5-30
WINGWOOD...................    FL        90         1,822        1,912         65    11/01/80    04/01/98       5-23
WINTER WOODS I.............    FL       134         1,033        1,167         31    07/01/85    01/31/98       5-27
WOODLAND I.................    FL       175         1,732        1,907         64    07/01/84    01/31/98       5-26
WOODLAND II................    FL        91         1,363        1,454         48    08/01/85    01/31/98       5-28
AUTUMN COVE................    GA       115         1,017        1,132         34    06/26/85    01/31/98       5-27
BARRINGTON.................    GA       118         1,120        1,238         39    11/26/84    01/31/98       5-27
CAMDEN WAY I...............    GA        61         1,214        1,275         42    02/01/85    01/31/98       5-27
CAMDEN WAY II..............    GA        37           846          883         29    02/01/86    01/31/98       5-28
CARRIAGE HILL..............    GA        76           774          850         28    04/29/85    01/31/98       5-27
CEDARGATE..................    GA       129         1,487        1,616         45    03/01/83    04/01/98       5-25
COUNTRYSIDE MANOR..........    GA        80         1,499        1,579         53    02/22/85    01/31/98       5-27
ELMWOOD....................    GA       181           904        1,085         32    09/07/84    01/31/98       5-27
FOREST VILLAGE.............    GA       156         1,606        1,762         59    10/21/83    01/31/98       5-26


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
GENTIAN OAKS...............    GA       165         1,267        1,432         43    05/10/85    01/31/98       5-27
GLEN ARM MANOR.............    GA       149         1,245        1,394        148    01/01/86         N/A       5-30
GLENWOOD VILLAGE...........    GA       156           674          830         68    12/01/86         N/A       5-31
GREENBRIAR GLEN............    GA       274         1,536        1,810        143    03/28/88         N/A       5-32
HARBINWOOD.................    GA       228         1,464        1,692         52    08/15/85    01/31/98       5-28
HATCHERWAY.................    GA       111         1,112        1,223         78    01/01/86         N/A       5-30
HILLSIDE MANOR.............    GA        33           649          682         26    08/26/85    01/31/98       5-28
HOLLY PARK.................    GA        55           968        1,023         32    12/06/85    01/31/98       5-28
INDIAN LAKE I..............    GA       898         4,957        5,855        480    08/11/87         N/A       5-32
IRIS GLEN..................    GA       266         1,823        2,089         62    03/09/84    01/31/98       5-26
KINGS COLONY...............    GA       238         1,272        1,510        124    11/15/87         N/A       5-32
LAKESHORE I................    GA        46           945          991        101    06/20/86         N/A       5-31
LAUREL GLEN................    GA       266         1,707        1,973        177    04/04/86         N/A       5-30
LINK TERRACE...............    GA       101           980        1,081         35    08/01/84    01/31/98       5-27
MARSH LANDING I............    GA        28         1,236        1,264         45    07/01/84    01/31/98       5-26
MARSHLANDING II............    GA        30           908          938         91    12/31/86         N/A       5-31
MEADOWLAND.................    GA        85         1,313        1,398         38    06/11/84    01/31/98       5-26
MEADOWOOD I................    GA       182         1,828        2,010         57    11/01/82    04/01/98       5-25
MEADOWOOD II...............    GA       105           924        1,029         34    04/02/84    01/31/98       5-26
MILL RUN...................    GA       189         1,379        1,568        150    04/14/86         N/A       5-30
MORGAN TRACE...............    GA        96         1,344        1,440         45    05/16/86    01/31/98       5-28
NORTHRIDGE.................    GA       113         1,077        1,190         37    08/22/85    01/31/98       5-28
OAKLEY WOODS...............    GA        77         1,060        1,137         37    10/15/84    01/31/98       5-27
OAKWOOD VILLAGE............    GA       115         1,609        1,724         52    11/30/85    01/31/98       5-28
PINE KNOLL.................    GA       144           948        1,092         33    04/12/85    01/31/98       5-27
QUAIL CALL.................    GA        77           879          956         32    10/01/84    01/31/98       5-27
RAMBLEWOOD I...............    GA        68           961        1,029         37    02/01/83    01/31/98       5-25
RAMBLEWOOD II..............    GA       264         1,797        2,061        177    10/01/86         N/A       5-31
RAMBLEWOOD II..............    GA        36           477          513         18    10/01/83    01/31/98       5-26
REDAN VILLAGE I............    GA       129         1,493        1,622         49    10/19/84    01/31/98       5-27
REDAN VILLAGE II...........    GA       122         1,336        1,458         45    02/17/86    01/31/98       5-28
RIDGEWOOD I................    GA        97         1,719        1,816         50    03/04/84    04/01/98       5-26
RIDGEWOOD II...............    GA        88         1,043        1,131         35    03/03/86    01/31/98       5-28
SHADOW TRACE...............    GA       417         2,238        2,655         79    07/13/84    01/31/98       5-26
SKY RIDGE..................    GA       313         3,457        3,770         93    05/11/87    04/01/98       5-29
STEWART WAY I & II.........    GA       477         3,269        3,746        349    01/01/86         N/A       5-30
STILLWATER.................    GA       139         1,192        1,331         43    05/01/83    01/31/98       5-25
STRATFORD LANE I...........    GA        76           933        1,009         33    12/31/84    01/31/98       5-27
SUNNYSIDE..................    GA       208         1,237        1,445         45    06/01/84    01/31/98       5-26
TIMBERWOOD.................    GA        42           627          669         23    05/25/85    01/31/98       5-27
VALLEYBROOK................    GA       129         1,409        1,538        148    10/15/86         N/A       5-31
VALLEYFIELD I..............    GA       202         1,802        2,004         60    05/18/84    01/31/98       5-26
VALLEYFIELD II.............    GA       166         1,580        1,746         49    09/30/85    01/31/98       5-28
WATERBURY..................    GA        47         1,008        1,055         30    06/12/85    01/31/98       5-27
WESTWAY....................    GA        57           880          937         32    12/01/84    01/31/98       5-27
WHISPERWOOD................    GA        99           605          704         24    07/15/85    01/31/98       5-27
WILCREST WOODS.............    GA       247         1,257        1,504        136    12/31/86         N/A       5-31
WILLOW CREEK I.............    GA        84           754          838         27    05/08/85    01/31/98       5-27
WILLOW RUN.................    GA       194         2,012        2,206         59    08/22/83    04/01/98       5-25
WILLOWOOD..................    GA        68         1,311        1,379         46    04/07/84    01/31/98       5-26
WOODCLIFF I................    GA       119         1,282        1,401         45    12/31/84    01/31/98       5-27
WOODCLIFF II...............    GA       273         1,399        1,672         46    01/13/86    01/31/98       5-28
WOODCREST I................    GA       122         1,166        1,288         42    12/31/84    01/31/98       5-27
WOODTRAIL..................    GA       100         1,616        1,716         55    10/15/84    01/31/98       5-27
ANSLEY OAKS................    IL        69         1,439        1,508         47    05/01/86    01/31/98       5-28


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
BRADFORD PLACE.............    IL       216           632          848         65    07/23/86         N/A       5-31
BRUNSWICK..................    IL        54         1,648        1,702        167    04/01/86         N/A       5-30
HUNTER GLEN................    IL       257         1,331        1,588        131    03/01/87         N/A       5-31
ACADIA COURT...............    IN       234         1,905        2,139         65    08/19/85    01/31/98       5-28
ACADIA COURT II............    IN       398         1,637        2,035        165    06/06/86         N/A       5-30
ANNHURST...................    IN        34         1,328        1,362         49    02/15/85    01/31/98       5-27
APPLEGATE..................    IN       153         1,522        1,675         46    09/11/82    04/01/98       5-24
APPLEGATE I................    IN        99         1,254        1,353         44    03/01/84    01/31/98       5-26
APPLEGATE II...............    IN       163         1,852        2,015        183    06/01/87         N/A       5-31
ARAGON WOODS...............    IN       298         1,238        1,536        119    12/26/86         N/A       5-31
ASHGROVE...................    IN        57         1,385        1,442         51    08/01/83    01/31/98       5-26
BECKFORD PLACE.............    IN        77           953        1,030         33    06/13/84    01/31/98       5-26
BRANDON COURT..............    IN       113         1,526        1,639         54    10/01/84    01/31/98       5-27
CAMBRIDGE COMMONS I........    IN        44         1,056        1,100         37    05/01/86    01/31/98       5-28
CAMBRIDGE COMMONS II.......    IN        53         1,351        1,404         47    03/07/87    01/31/98       5-29
CAMBRIDGE COMMONS III......    IN         1         1,261        1,262        122    01/29/88         N/A       5-32
CEDARGATE..................    IN        18         1,078        1,096         38    11/01/83    01/31/98       5-26
CEDARGATE I................    IN       122         1,659        1,781         50    11/01/83    04/01/98       5-26
CEDARGATE II...............    IN        98         1,128        1,226         39    06/01/85    01/31/98       5-27
CEDARWOOD I................    IN        40           924          964         27    03/11/83    04/01/98       5-25
CEDARWOOD II...............    IN        33           901          934         25    08/03/84    04/01/98       5-26
CHERRY GLEN I..............    IN       204         1,480        1,684        149    07/10/86         N/A       5-31
CHERRY GLENN II............    IN         4         1,714        1,718        169    04/01/87         N/A       5-31
CLEARVIEW I................    IN       113         1,606        1,719         53    06/19/86    01/31/98       5-28
CLEARVIEW II...............    IN       118         1,825        1,943         58    02/01/87    01/31/98       5-29
CONCORD SQUARE.............    IN        54         1,020        1,074         43    05/04/82    01/31/98       5-24
CONCORD SQUARE.............    IN        83         1,194        1,277         43    06/01/83    01/31/98       5-25
DOGWOOD GLEN I.............    IN       248         1,335        1,583        130    07/18/86         N/A       5-31
DOGWOOD GLEN II............    IN       145         1,560        1,705         49    04/13/87    01/31/98       5-29
ELMTREE PARK I.............    IN       208         1,247        1,455        121    06/08/86         N/A       5-30
ELMTREE PARK II............    IN        46         1,157        1,203        111    05/01/87         N/A       5-31
HAMPSHIRE COURT............    IN        30           717          747         29    04/04/82    01/31/98       5-24
HARTWICK...................    IN        61           892          953         33    10/18/82    01/31/98       5-25
HEATHMOORE.................    IN        82         1,183        1,265         45    08/03/84    01/31/98       5-27
HEATHMOORE I...............    IN        95         1,353        1,448         49    08/01/83    01/31/98       5-26
MARABOU MILLS I............    IN       180         1,607        1,787        167    06/23/86         N/A       5-31
MARABOU MILLS II...........    IN        85         1,162        1,247        108         N/A    10/29/93       5-33
MARABOU MILLS III..........    IN        75         1,139        1,214        113    12/01/87         N/A       5-32
MEADOWOOD..................    IN       119         1,421        1,540         52    04/04/83    01/31/98       5-25
MEADOWOOD..................    IN        60         1,406        1,466         53    04/03/83    01/31/98       5-25
MEADOWOOD..................    IN        43           781          824         28    07/02/84    01/31/98       5-26
MEADOWOOD..................    IN       114         1,301        1,415         48    04/07/84    01/31/98       5-26
MEADOWOOD II...............    IN        62         1,077        1,139        111    05/30/86         N/A       5-30
OLIVEWOOD I................    IN       102         1,514        1,616         53    05/09/85    01/31/98       5-27
OLIVEWOOD II...............    IN        82         1,404        1,486         48    02/18/86    01/31/98       5-28
PARKVILLE..................    IN        46         1,105        1,151         41    11/01/82    01/31/98       5-25
PLUMWOOD...................    IN        41           675          716         27    11/25/80    01/31/98       5-23
PLUMWOOD...................    IN        34           684          718         28    05/15/81    01/31/98       5-23
PRINCETON COURT............    IN        59           923          982         32    06/07/85    01/31/98       5-27
RIDGEWOOD I................    IN        87           891          978         31    07/02/84    01/31/98       5-26
RIDGEWOOD I................    IN       100         1,342        1,442        110         N/A    08/01/96       5-30
RIDGEWOOD II...............    IN        95           838          933         28    02/26/86    01/31/98       5-28
RIDGEWOOD II...............    IN       101         1,455        1,556        148    03/01/86         N/A       5-30
ROSEWOOD COMMONS I.........    IN       196         1,833        2,029         66    01/11/86    01/31/98       5-28
ROSEWOOD COMMONS II........    IN       121         1,216        1,337        121    06/01/87         N/A       5-31


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
SHERBROOK..................    IN       142         1,342        1,484        132    06/16/86         N/A       5-31
SLATE RUN..................    IN       169         2,250        2,419         66    01/25/84    04/01/98       5-26
SLATE RUN..................    IN        71         1,374        1,445         47    07/13/84    01/31/98       5-26
SPICEWOOD..................    IN        91         1,026        1,117        107    03/16/86         N/A       5-30
SPRINGWOOD.................    IN        99         1,010        1,109         39    10/01/81    01/31/98       5-24
STONEHENGE.................    IN        71         1,589        1,660         54    06/25/84    01/31/98       5-26
STONEHENGE.................    IN        73           476          549         17    04/22/85    01/31/98       5-27
STONEHENGE I...............    IN       122         1,380        1,502         49    06/30/84    01/31/98       5-26
WATERBURY..................    IN        93           942        1,035         35    05/31/84    01/31/98       5-26
WESTWOOD...................    IN        29           703          732         26    05/03/84    01/31/98       5-26
WILLOW RUN.................    IN       199         1,180        1,379         46    07/01/84    01/31/98       5-26
WILLOWOOD EAST II..........    IN        20           865          885         29    07/08/85    01/31/98       5-27
WILLOWOOD I................    IN       106         1,259        1,365         38    07/05/83    04/01/98       5-25
WILLOWOOD II...............    IN       150         1,280        1,430        128    06/01/87         N/A       5-31
ASHGROVE...................    KY       133         1,290        1,423         46    08/01/84    01/31/98       5-27
CAMELLIA COURT.............    KY        56           984        1,040         36    11/15/82    01/31/98       5-25
CEDARGATE..................    KY       123         1,583        1,706         56    07/01/84    01/31/98       5-26
CEDARGATE I................    KY        85         1,370        1,455         50    07/23/83    01/31/98       5-26
CEDARGATE II...............    KY       123           905        1,028         94    06/01/86         N/A       5-30
CEDARWOOD I................    KY       143           979        1,122         35    06/22/84    01/31/98       5-26
CEDARWOOD II...............    KY       174           929        1,103         98    01/01/86         N/A       5-30
CEDARWOOD III..............    KY       123         1,011        1,134        108    05/20/86         N/A       5-30
FORSYTHIA COURT............    KY       103         1,632        1,735         58    06/07/85    01/31/98       5-27
HAYFIELD PARK..............    KY       342         1,608        1,950        163    07/17/86         N/A       5-31
HEATHMOORE.................    KY        85           952        1,037         38    09/21/83    01/31/98       5-26
LONGWOOD...................    KY       161         1,041        1,202         38    08/10/85    01/31/98       5-28
MEADOWOOD..................    KY        80         1,023        1,103         37    06/01/83    01/31/98       5-25
MEADOWOOD..................    KY       153         1,624        1,777         58    11/28/83    01/31/98       5-26
RIDGEWOOD..................    KY       175         1,177        1,352         42    05/21/84    01/31/98       5-26
RIDGEWOOD..................    KY        85           950        1,035         34    06/01/84    01/31/98       5-26
RIDGEWOOD I................    KY       261         1,565        1,826         44    07/19/84    04/01/98       5-26
ROSEWOOD...................    KY       248         1,592        1,840         55    09/28/84    01/31/98       5-27
SLATE RUN..................    KY        90         1,105        1,195         41    07/02/84    01/31/98       5-26
SLATE RUN..................    KY        39           836          875         30    07/19/84    01/31/98       5-26
SLATE RUN I................    KY       102           961        1,063         35    07/02/84    01/31/98       5-26
SLATE RUN II...............    KY       139         1,041        1,180         38    04/29/85    01/31/98       5-27
SPRINGWOOD.................    KY        86           890          976         93    01/01/86         N/A       5-30
STONEHENGE.................    KY        71         1,052        1,123         39    08/01/83    01/31/98       5-26
VALLEYFIELD................    KY       285         2,047        2,332         69    08/01/85    01/31/98       5-28
WILLOW RUN.................    KY        94         1,458        1,552         54    09/18/84    01/31/98       5-27
WILLOWOOD..................    KY        48           849          897         30    09/24/84    01/31/98       5-27
WILLOWOOD I................    KY       127         1,189        1,316         42    08/20/84    01/31/98       5-27
WILLOWOOD II...............    KY        98           778          876         27    11/06/85    01/31/98       5-28
WINTHROP COURT.............    KY       180         1,169        1,349         42    06/07/85    01/31/98       5-27
WOODLANDS..................    KY        53           858          911         32    07/01/83    01/31/98       5-25
CHERRY TREE................    MD       623         2,492        3,115        249    09/01/86         N/A       5-31
FORSYTHIA CT I.............    MD       214         1,946        2,160         65    02/28/86    01/31/98       5-28
FORSYTHIA CT II............    MD       285         1,515        1,800        146    06/01/87         N/A       5-31
MERRIFIELD.................    MD       211         2,250        2,461        214    01/11/88         N/A       5-32
AMBERIDGE..................    MI        75           911          986         30    12/02/85    01/31/98       5-28
APPLE RUN..................    MI        76           765          841         29    12/27/82    01/31/98       5-25
ASHGROVE...................    MI        37           963        1,000         37    08/15/83    01/31/98       5-26
ASHGROVE I.................    MI       120         2,575        2,695         88    11/15/85    01/31/98       5-28
ASHGROVE II................    MI        95         2,278        2,373         73    01/09/87    01/31/98       5-29
FOXTON.....................    MI       124         1,084        1,208         40    08/22/83    01/31/98       5-26


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
GARDEN COURT...............    MI       128         2,223        2,351        210    04/22/88         N/A       5-32
HEATHMOORE.................    MI        82         1,639        1,721         60    11/23/83    01/31/98       5-26
HEATHMOORE I...............    MI       129         1,226        1,355        124    07/31/86         N/A       5-31
HEATHMOORE II..............    MI        86         1,532        1,618         49    12/12/86    01/31/98       5-29
LAUREL BAY.................    MI       164         1,116        1,280        100    10/01/89         N/A       5-34
MEADOWOOD..................    MI        74         1,479        1,553         51    09/24/84    01/31/98       5-27
MEADOWOOD I................    MI        15         1,166        1,181         36    01/17/83    04/01/98       5-25
MONTGOMERY COURT I.........    MI        70         1,056        1,126         39    11/26/84    01/31/98       5-27
NEWBERRY I.................    MI        77         1,106        1,183         38    01/15/85    01/31/98       5-27
NEWBERRY II................    MI        91           643          734         64    12/26/86         N/A       5-31
OLIVEWOOD..................    MI       304         4,370        4,674        142    12/03/86    01/31/98       5-29
RIDGEWOOD..................    MI        77         1,228        1,305         38    11/01/83    04/01/98       5-26
ROANOKE....................    MI       360         2,731        3,091         92    01/03/85    01/31/98       5-27
STONEHENGE.................    MI        19         1,174        1,193         39    08/20/84    01/31/98       5-27
WATERBURY..................    MI       257         2,242        2,499         76    11/21/85    01/31/98       5-28
WENTWORTH..................    MI       100         1,908        2,008         64    09/13/85    01/31/98       5-28
AMBERWOOD..................    OH       172         1,033        1,205         99    10/01/87         N/A       5-32
AMESBURY I.................    OH       136         1,077        1,213        115    02/17/86         N/A       5-30
AMESBURY II................    OH       169         1,676        1,845        174         N/A    09/26/95       5-30
AMHURST....................    OH       174           992        1,166         30    03/28/83    04/01/98       5-25
AMHURST I..................    OH        60           989        1,049         36    08/24/79    04/01/98       5-21
AMHURST II.................    OH        67         1,205        1,272         42    02/03/81    04/01/98       5-23
ANDOVER COURT..............    OH        62         1,011        1,073         38    02/02/82    01/31/98       5-24
ANNHURST II................    OH       123         1,253        1,376        126    07/01/86         N/A       5-31
ANNHURST III...............    OH        70         1,133        1,203        108    05/05/88         N/A       5-32
APPLE RIDGE I..............    OH       214           759          973         86    01/01/87         N/A       5-28
APPLE RIDGE III............    OH        38           650          688         24    10/16/82    01/31/98       5-25
APPLE RUN II...............    OH        21           533          554         24    09/26/80    01/31/98       5-23
APPLEGATE..................    OH        84           742          826         28    05/24/82    01/31/98       5-24
APPLEGATE..................    OH        36           580          616         26    09/10/81    01/31/98       5-24
APPLERUN...................    OH        86           879          965         32    08/05/83    01/31/98       5-26
ASHFORD HILL...............    OH       360         1,022        1,382        108    06/23/86         N/A       5-31
ASHGROVE...................    OH       108         1,296        1,404         48    01/24/83    01/31/98       5-25
BECKFORD PLACE.............    OH        49           703          752         28    09/29/81    01/31/98       5-24
BECKFORD PLACE.............    OH        41         1,497        1,538         46    12/21/82    04/01/98       5-25
BECKFORD PLACE I...........    OH       218         1,294        1,512         38    04/15/83    04/01/98       5-25
BECKFORD PLACE II..........    OH       175         1,226        1,401         40    05/24/85    01/31/98       5-27
CAMELLIA COURT.............    OH        40           627          667         26    05/14/81    01/31/98       5-23
CAMELLIA COURT I...........    OH        21         1,203        1,224         50    07/22/81    01/31/98       5-24
CAMELLIA COURT I...........    OH       136         1,445        1,581         46    12/28/81    04/01/98       5-24
CAMELLIA COURT II..........    OH        43           823          866         34    09/20/82    01/31/98       5-25
CAMELLIA COURT II..........    OH       107           937        1,044         33    04/14/84    01/31/98       5-26
CEDARGATE I................    OH       187         2,339        2,526        103    01/01/82    01/31/98       5-24
CEDARGATE I................    OH        85         1,287        1,372         44    06/25/84    01/31/98       5-26
CEDARGATE II...............    OH       132           805          937         30    12/01/83    01/31/98       5-26
CEDARWOOD..................    OH        37           565          602         24    03/12/82    01/31/98       5-24
CEDARWOOD I................    OH        52           789          841         31    09/26/80    01/31/98       5-23
CHARING CROSS..............    OH       111         1,094        1,205         49    07/22/78    01/31/98       5-20
CHELSEA COURT..............    OH       113         1,146        1,259         39    05/15/81    04/01/98       5-23
CLEARWATER.................    OH       132         1,020        1,152        109    11/01/86         N/A       5-31
CONCORD SQUARE I...........    OH        38           689          727         27    08/10/81    01/31/98       5-24
CONCORD SQUARE II..........    OH        29           649          678         24    02/08/83    01/31/98       5-25
DANIEL COURT...............    OH       225         2,122        2,347         73    02/01/85    01/31/98       5-27
DARTMOUTH PLACE I..........    OH        89         1,393        1,482         52    08/03/82    01/31/98       5-25
DARTMOUTH PLACE II.........    OH       114         1,110        1,224        112    07/18/86         N/A       5-31


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
DOVER PLACE I..............    OH       148         2,041        2,189         62    10/04/82    04/01/98       5-25
DOVER PLACE II.............    OH       127         1,845        1,972         54    11/01/83    04/01/98       5-26
DOVER PLACE III............    OH        70           905          975         26    11/23/83    04/01/98       5-26
DOVER PLACE IV.............    OH       237         2,058        2,295         66    11/25/86    01/31/98       5-29
FOXHAVEN...................    OH       403         1,600        2,003        162    08/18/86         N/A       5-31
FOXTON II..................    OH        70         1,776        1,846         66    02/11/83    01/31/98       5-25
GREENGLEN..................    OH       100         1,442        1,542         54    08/29/83    01/31/98       5-26
GREENGLEN II...............    OH        89           971        1,060         37    12/04/81    01/31/98       5-24
GREENGLEN II...............    OH        23         1,031        1,054         40    06/05/82    01/31/98       5-24
HAMPSHIRE II...............    OH        98           970        1,068         39    03/15/81    01/31/98       5-23
HARVEST GROVE I............    OH       225         1,198        1,423        118    09/08/86         N/A       5-31
HARVEST GROVE II...........    OH       252         1,232        1,484        125         N/A    09/26/95       5-30
HICKORY MILL...............    OH       119         1,385        1,504         48    05/02/80    04/01/98       5-22
INDEPENDENCE VILLAGE.......    OH       189         2,208        2,397        107    10/18/78    01/31/98       5-21
KETWOOD....................    OH       164         2,185        2,349         74    12/29/79    04/01/98       5-22
LAMPLIGHT COURT............    OH        40           746          786         48    10/31/72    01/31/98       5-15
LARKSPUR I.................    OH        36           597          633         24    01/08/82    01/31/98       5-24
LARKSPUR I.................    OH        87         1,447        1,534         45    02/11/83    04/01/98       5-25
LARKSPUR II................    OH        24           251          275          9    08/10/84    01/31/98       5-27
LAUREL COURT...............    OH       174         1,240        1,414         55    08/15/78    01/31/98       5-21
LINDENDALE.................    OH       189         1,696        1,885        168    03/01/87         N/A       5-31
MEADOWOOD..................    OH        51           590          641         60    01/01/86         N/A       5-30
MEADOWOOD..................    OH       316         2,659        2,975         73    08/26/85    04/01/98       5-27
MEADOWOOD..................    OH       136         1,495        1,631         51    04/08/85    01/31/98       5-27
MEADOWOOD APTS.............    OH        71           999        1,070         36    04/04/83    01/31/98       5-25
MEADOWOOD I................    OH       115         1,350        1,465         48    06/01/84    01/31/98       5-26
MEADOWOOD II...............    OH        64           544          608         20    04/01/85    01/31/98       5-27
MELDON PLACE...............    OH       331         1,604        1,935         74    01/02/78    01/31/98       5-20
MILLBURN...................    OH       135         1,484        1,619         51    08/06/84    01/31/98       5-27
MILLBURN COURT II..........    OH       137         1,164        1,301         46    07/27/81    01/31/98       5-24
MILLSTON I.................    OH        31           479          510         21    05/18/81    01/31/98       5-23
MILLSTON II................    OH         7           455          462         18    01/29/82    01/31/98       5-24
MONTGOMERY COURT I.........    OH       246         1,426        1,672         49    07/01/85    01/31/98       5-27
MONTGOMERY COURT II........    OH       121           684          805         24    03/03/86    01/31/98       5-28
MONTROSE SQUARE............    OH       569         2,262        2,831        240    01/01/87         N/A       5-30
PARKVILLE..................    OH       222         1,701        1,923         75    07/23/78    01/31/98       5-21
PARKVILLE..................    OH        76           952        1,028         30    02/11/82    04/01/98       5-24
PLUMWOOD I.................    OH       169         2,233        2,402         87    04/01/78    04/01/98       5-20
PLUMWOOD II................    OH        38           804          842         25    04/18/83    04/01/98       5-25
RED DEER I.................    OH       183         1,775        1,958         58    06/16/86    01/31/98       5-28
RED DEER II................    OH       235         1,411        1,646        137    08/01/87         N/A       5-32
RIDGEWOOD I................    OH        85         1,163        1,248         41    01/06/84    01/31/98       5-26
RIDGEWOOD II...............    OH        70         1,071        1,141         38    03/18/85    01/31/98       5-27
RIVER GLEN I...............    OH       146         1,271        1,417        125    04/01/87         N/A       5-31
RIVER GLEN II..............    OH       179         1,206        1,385        115    11/01/87         N/A       5-32
RIVERVIEW ESTATES..........    OH        74         1,555        1,629        175    01/01/87         N/A       5-28
ROSEWOOD...................    OH       139         1,505        1,644         54    05/28/85    01/31/98       5-27
SANDALWOOD.................    OH       179         1,003        1,182         36    02/24/84    01/31/98       5-26
SHERBROOK..................    OH       147         1,253        1,400         40    07/29/85    01/31/98       5-28
SLATE RUN..................    OH       118         1,020        1,138         36    05/13/85    01/31/98       5-27
SPRINGWOOD.................    OH       130         1,332        1,462         39    03/14/83    04/01/98       5-25
SPRINGWOOD II..............    OH        52           857          909         32    10/04/82    01/31/98       5-25
STONEHENGE.................    OH        30           743          773         27    08/08/83    01/31/98       5-26
STONEHENGE.................    OH        40           701          741         25    04/01/84    01/31/98       5-26
STONEHENGE.................    OH        72         1,360        1,432         46    10/26/85    01/31/98       5-28


------------------------------------------------------------------------------------------------------------------------
                                               LEXFORD RESIDENTIAL TRUST
                                REAL ESTATE AND ACCUMULATED DEPRECIATION -- Schedule III
                                                   DECEMBER 31, 1998
                                                     (In Thousands)
------------------------------------------------------------------------------------------------------------------------

             COLUMN A                            COLUMN E                COLUMN F    COLUMN G    COLUMN H     COLUMN I
------------------------------------------------------------------------------------------------------------------------
           DESCRIPTION                 GROSS AMOUNT AT WHICH CARRIED
       (GARDEN APARTMENTS)                  AT CLOSE OF PERIOD,
                                      DECEMBER 31, 1998 (Notes 1 & 2)
----------------------------------   ---------------------------------
                                                                                                               LIFE ON
                                                BUILDINGS                                                       WHICH
                                                   and                     ACCUM       DATE        DATE        DEPREC.
       PROPERTY NAME           ST     LAND     IMPROVEMENTS    TOTAL      DEPREC.      BUILT     ACQUIRED     COMPUTED
------------------------------------------------------------------------------------------------------------------------
SUFFOLK GROVE I............    OH       124         1,271        1,395         42    12/06/85    01/31/98       5-28
SUFFOLK GROVE II...........    OH       154         1,209        1,363        118    06/01/87         N/A       5-31
TABOR RIDGE................    OH       194         1,825        2,019         52    02/24/86    04/01/98       5-28
THE BIRCHES................    OH        70         1,024        1,094         49    04/16/77    01/31/98       5-19
THE MEADOWS I..............    OH        83         1,041        1,124         36    08/12/85    01/31/98       5-28
THE MEADOWS II.............    OH       151         1,233        1,384        124         N/A    03/29/95       5-30
THE WILLOWS I..............    OH       158           816          974         97    01/01/87         N/A       5-28
THE WILLOWS II.............    OH        34           886          920         36    10/28/81    01/31/98       5-24
THE WILLOWS III............    OH        45           855          900         85    07/01/87         N/A       5-32
TIMBERCREEK................    OH       159         1,699        1,858         53    06/29/87    01/31/98       5-29
WATERBURY..................    OH       186         1,008        1,194         36    09/13/85    01/31/98       5-28
WEST OF EASTLAND...........    OH       154         2,597        2,751        125    03/31/77    01/31/98       5-19
WESTWOOD...................    OH        17           108          125          4    11/19/80    01/31/98       5-23
WILLOW RUN.................    OH        56         1,025        1,081         37    07/01/83    01/31/98       5-25
WILLOWOOD I................    OH        90           938        1,028         34    06/01/84    01/31/98       5-26
WILLOWOOD I................    OH        91         1,125        1,216         39    05/01/84    01/31/98       5-26
WILLOWOOD II...............    OH        42           579          621         20    06/21/85    01/31/98       5-27
WILLOWOOD II...............    OH        71           841          912         32    02/25/86    01/31/98       5-28
WILLOWOOD II...............    OH        36           624          660         63    06/01/87         N/A       5-31
WINTHROP COURT II..........    OH       146           852          998         89    02/25/86         N/A       5-30
WOODBINE...................    OH        66           706          772         28    02/23/81    01/31/98       5-23
WOODBINE...................    OH       122         1,668        1,790         51    05/24/82    04/01/98       5-24
WOODLANDS I................    OH       181         2,104        2,285         79    05/23/83    01/31/98       5-25
WOODLANDS I................    OH       103         1,863        1,966         64    10/01/84    01/31/98       5-27
WOODLANDS II...............    OH       112         1,559        1,671         57    09/30/84    01/31/98       5-27
WOODLANDS II...............    OH        98         1,887        1,985         64    11/18/85    01/31/98       5-28
WOODLANDS III..............    OH       159         2,051        2,210         67    06/12/87    01/31/98       5-29
ANNHURST...................    PA        77         2,041        2,118         70    11/26/84    01/31/98       5-27
BRUNSWICK I................    PA       126         2,211        2,337         73    05/12/86    01/31/98       5-28
CARLETON COURT.............    PA       143         1,248        1,391         41    11/08/85    01/31/98       5-28
NORTHRUP COURT I...........    PA       154         1,511        1,665         52    06/24/85    01/31/98       5-27
NORTHRUP COURT II..........    PA        88           937        1,025         30    10/15/85    01/31/98       5-28
VALLEYFIELD................    PA       257         1,790        2,047         63    10/15/85    01/31/98       5-28
WOODLANDS I................    PA       113         1,187        1,300         35    11/01/83    04/01/98       5-26
WOODLANDS II...............    PA       118         1,325        1,443        132    03/01/87         N/A       5-31
RAVENWOOD..................    SC       170         1,553        1,723        149    05/07/87         N/A       5-31
SPRINGBROOK................    SC       120         1,816        1,936        195    06/13/86         N/A       5-30
WILLOW LAKES...............    SC       189         1,822        2,011        177    12/12/86         N/A       5-31
CEDAR HILL.................    TN       235         1,287        1,522        128    05/30/86         N/A       5-30
KNOX LANDING...............    TN        90         1,529        1,619         50    04/04/86    01/31/98       5-28
WATERBURY..................    TN       101         1,092        1,193         36    07/05/85    01/31/98       5-27
WYCLIFFE COURT.............    TN       124         1,226        1,350         44    07/29/85    01/31/98       5-28
WALKER PLACE...............    TX       270         1,194        1,464        112    01/25/88         N/A       5-32
BRUNSWICK II...............    WV       105         1,830        1,935        178         N/A    09/26/95       5-30
CARLETON COURT.............    WV       308         1,669        1,977         57    03/21/85    01/31/98       5-27
HICKORY MILL I.............    WV        85           972        1,057         36    04/15/83    01/31/98       5-25
PARKVILLE..................    WV        70           887          957         33    10/10/82    01/31/98       5-25
SHERBROOK..................    WV       355         1,467        1,822        145    12/20/86         N/A       5-31
                                      ----------------------------------------------------------------------------------
                                     $59,732     $544,897     $604,629    $28,564
                                      ----------------------------------------------------------------------------------
                                      ----------------------------------------------------------------------------------

                           LEXFORD RESIDENTIAL TRUST

                             NOTES TO SCHEDULE III

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In Thousands)

The following shows the changes in the total amounts at which Real Estate was carried during the periods:

                                                               1998        1997        1996
                                                             --------    --------    --------
Note (1) Schedule III Reconciliation:
Balance as of beginning of year............................  $161,369    $161,570    $164,334
  Additions during the year:
     Acquisitions of Property..............................   430,981           0       1,421
     Costs Capitalized.....................................    14,276       2,355         702
  Deductions during the year:
     Disposals.............................................    (1,997)     (2,556)     (4,887)
Balance Rental Properties
                                                             --------    --------    --------
     December 31, 1998, 1997, 1996, respectively...........  $604,629    $161,369    $161,570
                                                             ========    ========    ========

The following shows changes in accumulated depreciation during the periods:

        Balance as of beginning of year....................  $  9,152    $  4,478    $      0
          Depreciation during the period...................    19,475       4,807       4,541
          Deductions for Disposals.........................       (63)       (133)        (63)
                                                             --------    --------    --------
        Balance Rental Properties
          December 31, 1998, 1997, 1996, respectively......  $ 28,564    $  9,152    $  4,478
                                                             ========    ========    ========

Note (2): Tax basis of assets:

          The tax basis for federal income tax purposes in Rental Properties was approximately $484 million at December 31, 1998