Form 10-Q
period 1999-03-31
LEXFORD RESIDENTIAL TRUST /MD/
filed 1999-05-14
CIK 1053246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      (Mark One)
         |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                              15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         | |      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          -----------------------------

Indicate by check X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----

As of May 13, 1999, there were 9,554,028 common shares of beneficial interest issued and outstanding.

                            Exhibit Index on page 26
================================================================================

                                        LEXFORD RESIDENTIAL TRUST

                                                  INDEX

PART I   -  FINANCIAL INFORMATION                                                               Page No.
                                                                                                --------
Item 1.     Financial Statements:
            Consolidated Balance Sheets as of March 31, 1999
                (Unaudited) and December 31, 1998 (Audited)                                        3

            Consolidated Statements of Income for the
                Three Months Ended March 31, 1999 and 1998  (Unaudited)                            4

            Consolidated Statement of Shareholders' Equity
                for the Three Months Ended March 31, 1999 (Unaudited)                              5

            Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 1999 and 1998 (Unaudited)                           6 - 7

            Notes to Consolidated Financial Statements                                           8 - 15

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                       16 - 25

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                     25

Item 2.     Changes in Securities                                                                 25

Item 3.     Defaults upon Senior Securities                                                       25

Item 4.     Submission of Matters to a Vote of Security Holders                                   25

Item 5.     Other Information                                                                     26

Item 6.     Exhibits and Reports on Form 8-K                                                      26

Signatures                                                                                        27

                                        LEXFORD RESIDENTIAL TRUST

                                       CONSOLIDATED BALANCE SHEETS
                                  AS OF MARCH 31, 1999 (UNAUDITED) AND
                                       DECEMBER 31, 1998 (AUDITED)
                                    (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             March 31,      December 31,
                                                                               1999             1998
                                                                             ---------      ------------
                         ASSETS
Rental Properties (Note 2)
    Land                                                                      $ 59,732        $ 59,732
    Buildings, Improvements and Fixtures                                       546,656         544,897
                                                                              --------        --------
    Accumulated Depreciation                                                   (34,386)        (28,564)
                                                                              --------        --------
                                                                               572,002         576,065
Investments in and Advances to Unconsolidated Partnerships,
    net of an allowance of $1,615 at March 31, 1999 and
    December 31, 1998 (Note 1)                                                  10,813          11,173
Cash                                                                               785             495
Accounts Receivable, Residents, Affiliates, Officers and Other
    (net of an allowance of $729 and $550 at March 31, 1999 and
    December 31, 1998, respectively) (Note 4)                                    1,370           1,920
Furniture, Fixtures and Other, Net                                               2,141           2,108
Funds Held in Escrow (Note 1)                                                   22,560          22,747
Intangible Assets (Note 1)                                                       6,744           6,891
Prepaids and Other (Note 1)                                                      6,933           7,523
                                                                              --------        --------
                                                                              $623,348        $628,922
                                                                              ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
    Mortgages (Note 3)                                                        $492,591        $494,556
    Revolving/Term Debt                                                         30,645          33,186
                                                                              --------        --------
                                                                               523,236         527,742
                                                                              --------        --------
Accounts Payable                                                                 1,204           1,389
Accrued Interest, Real Estate and Other Taxes                                   11,267          10,315
Other Accrued Expenses                                                           4,313           6,196
Other Liabilities                                                                8,431           7,451
Dividends Payable                                                                4,132           4,122
Deferred Compensation (Note 1)                                                  13,143          12,525
                                                                              --------        --------
    Total Liabilities                                                          565,726         569,740
                                                                              --------        --------
Shareholders' Equity (Note 1):
    Preferred Shares, $.01 par value, 5,000,000 Shares
      Authorized, None Issued                                                     --              --
    Common Shares, $.01 par value, 50,000,000 Shares Authorized
      9,554,028 and 9,530,013 Shares Issued and Outstanding at March
      31, 1999 and December 31, 1998, respectively                                  96              95
Additional Paid-in Capital                                                      66,213          65,833
Retained Earnings                                                                6,053           7,482
Less Cost of Treasury Shares (Note 1)                                          (14,740)        (14,228)
                                                                              --------        --------
                                                                                57,622          59,182
                                                                              --------        --------
                                                                              $623,348        $628,922
                                                                              ========        ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                LEXFORD RESIDENTIAL TRUST

                            CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999 AND 1998
                                       (UNAUDITED)
                          (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended March 31,
                                                                     1999          1998
                                                                   -------       -------
Revenues:
  Rental and Other Property Revenues                               $37,463       $25,694
  Fee Based                                                          1,051         2,398
  Income from Unconsolidated Partnerships                              445         1,106
                                                                   -------       -------
                                                                    38,959        29,198
                                                                   -------       -------
Expenses:
  Property Operating and Maintenance                                11,219         8,306
  Real Estate Taxes and Insurance                                    3,164         2,085
  Property Management                                                2,767         3,923
  Administration                                                     1,235         1,515
  Non-recurring Costs (Note 1)                                        --           1,808
  Interest-Mortgages                                                10,574         7,887
  Interest-Revolving/Term Debt                                         550           161
  Depreciation and Amortization                                      6,258         4,190
  Loss on Sale of Third Party Management Business (Note 1)            --           6,300
                                                                   -------       -------
                                                                    35,767        36,175
                                                                   -------       -------
Income/(Loss) Before Gain on Disposal of Assets, Extraordinary
  Gain and Cumulative Effect of Change in Accounting Principle       3,192        (6,977)

Gain on Disposal of Assets-Net                                          22            89
                                                                   -------       -------

Income/(Loss) Before Extraordinary Gain and
  Cumulative Effect of Change in Accounting Principle                3,214        (6,888)

Extraordinary Gain (Note 3)                                            189          --
Cumulative Effect of Change in Accounting Principle (Note 1)          (700)         --

                                                                   =======       =======
Net Income/(Loss)                                                  $ 2,703       $(6,888)
                                                                   =======       =======

Basic Earnings Per Share:
  Income/(Loss) Before Extraordinary Gain and
       Cumulative Effect of Change in Accounting Principle         $  0.34       $ (0.80)
  Extraordinary Gain                                                  0.02          --
  Cumulative Effect of Change in Accounting Principle                (0.07)         --
                                                                   =======       =======
  Net Income/(Loss)                                                $  0.29       $ (0.80)
                                                                   =======       =======
Diluted Earnings Per Share:
  Income/(Loss) Before Extraordinary Gain and
       Cumulative Effect of Change in Accounting Principle         $  0.33       $ (0.80)
  Extraordinary Gain                                                  0.02          --
  Cumulative Effect of Change in Accounting Principle                (0.07)         --
                                                                   =======       =======
  Net Income/(Loss)                                                $  0.28       $ (0.80)
                                                                   =======       =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                LEXFORD RESIDENTIAL TRUST

                                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE THREE MONTHS ENDED
                                                      MARCH 31, 1999
                                                       (UNAUDITED)
                                                      (IN THOUSANDS)

                                                   Common Shares    Additional                 Less Cost of
                                                  ---------------     Paid-in      Retained      Treasury
                                                  Shares   Amount     Capital      Earnings       Shares        Total
                                                  ------   ------   ----------     --------    ------------     -----
Balance, January 1, 1999                           9,530     $95      $65,833       $ 7,482      $(14,228)     $59,182
                                                   -----     ---      -------       -------      --------      -------

Exercise of options under non-
   qualified stock option plan                         5      --           30                                       30

Trustees restricted stock plan
   shares                                              2      --           35                         (27)           8

Rabbi Trust dividends and other
   investments in shares, net of withdrawals                                                         (169)        (169)

1999 share compensation issued
   to Rabbi Trust                                     17       1          315                        (316)        --

Dividends to common shareholders                                                     (4,132)                    (4,132)

Net Income for the period                                                             2,703                      2,703
                                                   -----     ---      -------       -------      --------      -------

Balance, March 31, 1999                            9,554     $96      $66,213       $ 6,053      $(14,740)     $57,622
                                                   =====     ===      =======       =======      ========      =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   LEXFORD RESIDENTIAL TRUST

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE THREE MONTHS ENDED
                                    MARCH 31, 1999 AND 1998
                                          (UNAUDITED)
                                        (IN THOUSANDS)

                                                                  Three Months Ended March 31,
                                                                       1999          1998
                                                                     -------       --------
Cash Flows from Operating activities:
   Net Income/(Loss)                                                 $ 2,703       $ (6,888)
                                                                     -------       --------
   Adjustments to reconcile Net Income/(Loss) to Net Cash
   provided by Operating activities:
    Depreciation                                                       5,969          3,625
    Amortization                                                         289            565
    Loss on Sale of Third Party Management Business                     --            6,300
    Provision for Losses on Accounts Receivable                          426            676
    Gain on Disposal of Assets - net                                     (22)           (89)
    Extraordinary Gain                                                  (189)          --
    Cumulative Effect of Change in Accounting Principle                  700           --
    Non-Cash Share Compensation                                          489          1,163
    Changes in Operating Assets and Liabilities:
     Investments in and Advances to Unconsolidated Partnerships          156          2,710
     Accounts Receivable and Other Assets                                188           (218)
     Accounts Payable and Other Liabilities                              (91)           956
                                                                     -------       --------
Net Cash provided by Operating activities                             10,618          8,800
                                                                     -------       --------
Cash Flows from Investing activities:
   Proceeds from Sale of Assets                                           22            117
   Net Repayment from (Advances to) Unconsolidated Partnerships          204           (119)
   Investments in Unconsolidated Partnerships and Other                 --           (3,409)
   Purchase of Unconsolidated Partnerships, Net of Cash Acquired        --          (10,585)
   Capitalized Refinancing Costs                                        (130)          --
   Capital Expenditures - Other                                         (172)          (312)
   Capital Expenditures - Real Estate                                 (1,767)        (1,402)
                                                                     -------       --------
Net Cash (used in) Investing activities                               (1,843)       (15,710)
                                                                     -------       --------
Cash Flows from Financing activities
   Proceeds from the exercise of Stock Options                            30             12
   Proceeds from Revolving Debt - Net                                   --           14,740
   Principal Payments on Revolving/Term Debt and Other                (2,541)          (341)
   Proceeds from Mortgage Debt                                         2,787           --
   Payments on Mortgages - principal amortization                     (1,969)        (1,546)
   Payments on Mortgages - lump sum                                   (2,671)          (287)
   Dividends Paid                                                     (4,121)          --
                                                                     -------       --------
Net Cash provided by/(used in) Financing activities                   (8,485)        12,578
                                                                     -------       --------
Increase in Cash                                                         290          5,668
Cash at Beginning of Period                                              495          2,569
                                                                     =======       ========
Cash at End of Period                                                $   785       $  8,237
                                                                     =======       ========

Supplemental Disclosure of Cash Flow Information
   Cash Payments for Interest                                        $10,974       $  7,991
                                                                     =======       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In the first quarter of 1998, the Company acquired the entire ownership interest in 287 Unconsolidated Partnerships owning 287 apartment communities. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (SEE NOTE 2):

                                                                  (In Thousands)
Non-Cash Effects
----------------
     Investments in and Advances to Unconsolidated Partnerships     $(44,218)
     Land and Building                                              $367,771
     Accounts Receivable and Other Assets                           $ 16,966
     Mortgages                                                      $316,857
     Accounts Payable and Other Liabilities                         $ 13,077

Cash Effects
------------
     Cash Paid to Former Partner(s)                                 $(16,962)
     Net Cash Acquired                                                 6,377
                                                                    --------
                                                                    $(10,585)
                                                                    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION

        Lexford Residential Trust, a Maryland real estate investment trust, together with its wholly owned and controlled partnerships, limited liability companies and corporate subsidiaries (the "Company" or "Lexford"), is a fully integrated, self-managed real estate investment trust ("REIT") which owns, manages and invests in direct or indirect ownership interests in multifamily apartment communities. The consolidated financial statements include the accounts of Lexford Residential Trust and its wholly owned subsidiaries and partnerships. The Company, for consolidated financial statement purposes, includes corporations, limited partnerships and other legal entities which own multifamily apartment communities (the "Rental Properties") in which the Company, in turn, owns 100% equity interest. The Company also holds equity ownership as well as significant economic interests (i.e. mortgage loans and management contracts entitling the Company to a substantial portion of an apartment community's net cash flow) in multifamily apartment communities in its capacity as a partner and property manager, respectively, in various limited partnerships (the "Unconsolidated Partnerships"). The Rental Properties and the Unconsolidated Partnerships are collectively referred to as the "Properties." The accounts of the Unconsolidated Partnerships are not included within the Company's consolidated financial statements but are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet as of December 31, 1998, are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        The Properties contain 36,333 apartment units located at 401 geographic sites. At March 31, 1999, the Company owned the entire equity interest in 432 Rental Properties and a partial equity, together with a significant economic, interest in 79 Unconsolidated Partnerships. The difference in the number of geographic sites results from separate legal entities owning apartment communities constructed on contiguous parcels. As a result of the Company's successful efforts in acquiring the entire equity interest in a number of former Unconsolidated Partnerships (see Note 2), the Company is combining such legal entities owning contiguous apartment communities as and when mortgage debt secured by such apartment communities are refinanced with a single lender.

         The Company has one reportable segment which is the ownership and operation of residential apartment communities. The majority of the Properties are located in the midwest and southeast United States, with the heaviest concentrations in Florida, Ohio, Georgia, Indiana, Michigan and Kentucky. The concentrations of Properties within these states is as follows: Ohio (136 Properties), Florida (126 Properties), Georgia (73 Properties), Indiana (70 Properties), Kentucky (33 Properties) and Michigan (25 Properties). The Company is not dependent for its revenues on any particular Property or resident and the loss of any Property would not be material to the Company's financial position. The Company's largest Property accounts for only 1% of the Company's total revenues. The distribution of the Properties also minimizes the Company's exposure to local economic conditions. The typical Property is comprised of multiple single story buildings with studio, one and two bedroom apartments.

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

        The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Business Overview
-----------------

        The Company is a fully integrated REIT which owns, manages and opportunistically acquires apartment communities. The Company's Properties generally consist of relatively smaller apartment communities, averaging approximately 90 units per site.

        The Company's primary mission is to become the leading multifamily REIT operating in the value-conscious segment. The Company defines value-conscious renters as those who prefer clean, attractive living accommodations without unnecessary amenities at rental rates below the median rent in the relevant housing market. The Company seeks to serve this segment by maintaining competitively priced rental structures, as represented by its typical monthly rent that currently ranges from $300 to $630 per apartment unit.

        In addition, the Company provides ancillary services to the residents at both the Rental Properties and Unconsolidated Partnerships, including renter's insurance and telecommunication services. The Company also enters into group buying, volume discount contracts with major vendors as agent for the Properties enabling the Properties to purchase items at a discounted price and, in the case of laundry equipment, receive a rebate based on resident usage.

Sale of Third Party Management Business
---------------------------------------

        In the first quarter of 1998 the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation, Lexford Property Management, Inc. ("LPM"), in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. Due to the reclassification of the Third Party Management Business as Held for Sale in the first quarter of 1998, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale, a $3.0 million charge for the release of 300,000 contingent shares and a $2.0 million charge related to an adjustment to the value of goodwill associated with the original acquisition of the Third Party Management business. The above charges totaling $6.3 million were classified as Loss on Sale of Third Party Management Business. The Company received a promissory note in the principal amount of $1.8 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. The Company has retained certain key personnel dedicated to the Company's property management activities, its proprietary interest in property management training programs and systems, and the rights to the name "Lexford".

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Fresh Start Accounting
----------------------

        The Company adopted a method of accounting referred to as fresh start ("Fresh Start") reporting as of September 11, 1992 (the "Effective Date") as a result of the Company's judicial plan of reorganization (the "Plan of Reorganization") of Cardinal Industries, Inc., the Company's predecessor. The Company prepared financial statements on the basis that a new reporting entity was created with assets and liabilities recorded at their estimated fair values as of the Effective Date. At the Effective Date, to the extent the non-recourse debt secured by certain assets owned by the Company exceeded the estimated fair value of the respective Rental Property, the Company reduced the contractual amount of the related non-recourse mortgage debt by the amount of the deficiency (the "Mortgage Deficiency"). The contractual mortgage balance net of any applicable Mortgage Deficiency, is referred to as the "Carrying Value" of the mortgage (SEE NOTE 3).

Funds Held in Escrow
--------------------

        Funds Held in Escrow at March 31, 1999 includes funds of $21.7 million escrowed by Rental Properties for improvements and deferred maintenance, real estate taxes, insurance, resident security deposits and other funds held by mortgage lenders.

Intangible Assets
-----------------

        Intangible Assets at March 31, 1999 is comprised of approximately $2.9 million of management contracts and approximately $465,200 of goodwill related to the trade name, training programs and property management systems retained from the Third Party Management Business. The management contracts and goodwill are net of amortization of approximately $758,100. In addition, Intangible Assets includes deferred financing costs of $3.4 million at March 31, 1999. The deferred financing costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

Prepaids and Other Assets
-------------------------

        Prepaids and Other assets at March 31, 1999 includes $3.7 million of deferred offering costs related to the Company's Form S-3 "shelf" registration statement filed with the SEC and a $1.8 million note receivable related to the sale of the Third Party Management Business. In addition, Prepaids and Other assets consists of approximately $773,300 of prepaid rent, insurance and real estate taxes, and approximately $662,000 of utility deposits and other prepaid expenses.

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Investments in and Advances to Unconsolidated Partnerships
----------------------------------------------------------

        Investments in and Advances to Unconsolidated Partnerships represent the Company's general partners' interest in and advances to Unconsolidated Partnerships. The carrying value represents the allocation of the estimated fair value of the underlying real estate assets as of the Effective Date or, if later, date of purchase or investment. The contractual amounts of the receivables are significantly more than the recorded carrying values. The Company accounts for its investments on the equity method. The Company's share of net loss of the Unconsolidated Partnerships amounted to approximately $109,500 for the first three months of 1999, and is included in Income from Unconsolidated Partnerships in the Consolidated Statements of Income.

        In the first quarter of 1998, the Company invested $3.4 million in a joint venture with a developer for the construction of an apartment community, consisting of 276 units. Such investment is accounted for under the equity method. The investment is included in Investments in and Advances to Unconsolidated Partnerships at March 31, 1999. The community commenced leasing at the end of the first quarter of 1999.

Accounting Change - Start up costs
----------------------------------

        In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and requires that start-up costs be expensed as incurred. The definition of start-up costs under the SOP includes organizational costs. Historically, the Company capitalized and then amortized these costs over five years. The unamortized balance of organizational costs, approximately $700,000 (as of December 31, 1998), was written off as the Cumulative Effect of Change in Accounting Principle as of January 1, 1999.

Provision for Income Taxes
--------------------------

        The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1998. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes at least 95% of its REIT taxable income and satisfies a number of organizational, ownership and operational requirements. In addition, primarily due to its organization as a Maryland real estate investment trust, the Company believes it will not be subject to state income taxes in jurisdictions where the Properties are located. Therefore, the Consolidated Statements of Income for the three months ended March 31, 1999 and 1998 do not include a provision for Federal or state income taxes.

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Non-recurring Costs
-------------------

        Non-recurring Costs were approximately $1.8 million for the three months ended March 31, 1998. Approximately $1.6 million of the charge related to the retirement plan ("Trustee Retirement Plan") for four Trustees who retired April 15, 1998. Each retiring Trustee received a package consisting of the right to receive a cash payment of $225,000 (the "Retirement Payment"), vesting of all non-vested common share awards and the opportunity to continue participation in the Company's Executive Deferred Compensation Plan and the Executive Deferred Compensation Rabbi Trust (the "Rabbi Trust") for up to five years. The retiring Trustees were also afforded the opportunity to defer receipt of all or any portion of the Retirement Payment and direct that the deferred portion be contributed to the Rabbi Trust and invested in the Company's common shares for their benefit. In connection with their participation in the Trustee Retirement Plan, two of the retiring Trustees elected to defer receipt of a total of $400,000 of Retirement Payments in such manner. The majority of the remaining $200,000 of Non-recurring Costs in 1998 relates to severance costs associated with terminated employees.

Rabbi Trust
-----------

        The Company established the Rabbi Trust in 1996 to permit executive officers and trustees to defer taxes on awards of Company shares. The Rabbi Trust is currently restricted to holding Company shares or cash equivalents. In 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("EITF") reached a consensus on Issue No. 97-14, Accounting for Deferred Compensation Arrangements. The EITF concluded that the deferred compensation liability and the securities issued to fund deferred compensation must be consolidated by the Company and carried on the Company's balance sheet. Further, the Company's common shares held in the Rabbi Trust should be accounted for as treasury shares by the Company. The Company applied EITF No. 97-14 commencing with the first quarter of 1998.

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Earnings Per Share
------------------

        The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common shares and stock option dilutive potential (in thousands, except per share amounts):

                                                       Three Months Ended March 31,
                                                            1999          1998
                                                           ------       -------
Numerator for Basic and Diluted Earnings
 Per Share
   Net Income/(Loss)                                       $2,703       $(6,888)
                                                           ======       =======

Denominator
   Denominator for Basic Earnings per Share
     Weighted Average Shares                                9,478         8,589
                                                           ------       -------
   Effect of Dilutive Securities
     Stock options (1)                                         42          --
     Time Vesting Restricted Share Awards                      14            58
                                                           ------       -------
   Dilutive Potential Common Shares                            56            58
                                                           ------       -------
   Denominator for Diluted Earnings per Share
     Adjusted Weighted Average Shares                       9,534         8,647
                                                           ======       =======

Basic Earnings Per Share:
   Net Income/(Loss)                                       $ 0.29       $ (0.80)
                                                           ======       =======

Diluted Earnings Per Share:
   Net Income/(Loss)                                       $ 0.28       $ (0.80)
                                                           ======       =======

(1) Stock Options for 257,258 shares were excluded from diluted earnings per share for the three months ended March 31, 1998 because including the shares would be anti-dilutive as a result of the net loss the Company recognized for the first three months of 1998.

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

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 MORTGAGE DEBT

        As of the Effective Date, the mortgages on 13 Rental Properties were restated to estimated fair value (the "Carrying Value") because the Fresh Start value of the respective Rental Property was less than the outstanding principal amount of its mortgage. The difference between the Carrying Value of each such mortgage and the full unpaid principal amount thereof is characterized as a "Mortgage Deficiency" for Fresh Start purposes. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated or assumed following the Effective Date (including non-recourse mortgages on the 326 Properties acquired pursuant to the Consolidation Plan) are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Rental Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Rental Properties contain cross collateral and cross default provisions; and another portfolio of 25 Rental Properties are cross collateralized and cross defaulted within their respective states, with no more than eight Rental Properties in one state. However, all but three of the mortgage loans secured by the Rental Properties are non-recourse to the Company.

        The outstanding mortgage debt on the Rental Properties, including the mortgage debt assumed in relation to the acquisition of the 324 former Unconsolidated Partnerships at March 31, 1999 and December 31, 1998 is as follows:

                                          March 31, 1999    December 31, 1998
                                          --------------    -----------------
        Contractual Mortgage Payable         $498,647           $500,688

        Mortgage Deficiency                    (6,056)            (6,132)
                                             --------           --------

                                             $492,591           $494,556
                                             ========           ========

        Approximately $360 million, or 69%, of the combined contractual mortgage debt and the Company's credit facility is prepayable at March 31, 1999. Any prepayment of mortgage debt at the contractual value in excess of its carrying value will result in an extraordinary charge equal to the amount of Mortgage Deficiency associated with such debt.

        In January 1999 the Company completed the refinancing of the mortgage debt on three Rental Properties. Mortgage indebtedness on the three Rental Properties with a contractual and carrying value of $2.8 million, was refinanced with mortgages bearing a fixed rate of interest of 7.6%, with 25 year amortization and ten year maturities. An extraordinary gain of approximately $189,000 was recognized as a result of the refinancing due to debt discounts received from the prior lenders.

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 RELATED PARTY TRANSACTIONS

        The Company manages all but one of the Properties owned by the Unconsolidated Partnerships. The Company earned fee based revenues from the Unconsolidated Partnerships of approximately $694,800 and $1.5 million for the three months ended March 31, 1999 and 1998, respectively. The Company also earned a majority of its Income from Unconsolidated Partnerships in the form of interest on receivables (including second mortgages). Approximately $167,000 and $233,000 of the Company's Accounts Receivable (net of allowances) were due from the Unconsolidated Partnerships as of March 31, 1999 and December 31, 1998, respectively.

        The Company received net principal repayment of advances from Unconsolidated Partnerships of approximately $204,000 in the first three months of 1999 as compared to approximately $119,000 of advances made to Unconsolidated Partnerships in the first three months of 1998. These principal repayments were credited to Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 -- "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS").

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

INTRODUCTION

          The following discussion explains material changes in the Company's results of operations, comparing the three months ended March 31, 1999 and 1998, and significant developments and discernible trends affecting the Company's financial condition since the end of 1998. As a result of the Company's consolidation of 324 former Unconsolidated Partnerships in January and April 1998 (the "Acquired Properties") and the sale of the Third Party Management Business, the operating results for the three months ended March 31, 1998 are not comparable to the same period in 1999. Accordingly, operating results for the second quarter of 1999 and future periods should be comparable to operating results for the second quarter of 1998 and subsequent periods. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

          Rental and Other Property Revenues are derived from the Rental Properties which own and operate apartment communities. Rental and Other Property Revenues increased approximately $11.8 million, or 45.8%, for the three months ended March 31, 1999 as compared to the same period in 1998. The majority of the increase is related to the acquisition of the Acquired Properties. On a comparable pro forma basis (432 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit during the three month period increased from $432 in 1998 to $445 in 1999.

          Fee Based Revenues are comprised of revenues generated from property management services and partnership administration services provided to Unconsolidated Partnerships and (third party owners for the first quarter of 1998). The revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and third party property owners (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The Company also provides ancillary services to the residents of the Rental Properties and Unconsolidated Partnerships, including renter's insurance and telecommunication services. The following are the major components of Fee Based Revenues for the three months ended March 31, 1999 as compared to the same period in 1998 (in thousands):

                                                         1999     1998
                                                        ------   ------
      Property Management Services:
         Unconsolidated Partnerships                    $  676   $1,429
         Third Party                                      --        601
      Ancillary Services                                   325      226
      Partnership Administration and Other Fees             50      142
                                                        ------   ------
Total Fee Based Revenues                                $1,051   $2,398
                                                        ======   ======


Fee Based Revenues decreased approximately $1.3 million, or 56.2%, for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease for the three month period was primarily due to the elimination of Fee Based Revenues related to 287 of the Acquired Properties following their acquisition on January 31, 1998. In addition, the sale of the Third Party Management Business resulted in a net decrease in third party management fees of approximately $601,000 for the three months ended

March 31, 1999 as compared to the same period in 1998. Ancillary Services revenues increased approximately $98,500 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase was primarily due to a new ancillary revenue stream pursuant to certain arrangements whereby select telecommunication companies become the exclusive or preferred provider of telephone and cable television services at designated Properties. The Company believes that it may realize additional revenue through these relationships in the future by providing the residents with convenient access to quality telecommunication services at affordable price levels.

        Income from Unconsolidated Partnerships decreased approximately $661,200 or 59.8%, for the three months ended March 31, 1999 as compared to the same period in 1998. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The decrease in Income from Unconsolidated Partnerships was due to the elimination of interest income from the Acquired Properties, following their acquisition on January 31, 1998, and the corresponding reclassification of recorded values of $47.3 million from Investments in and Advances to Unconsolidated Partnerships to Rental Properties (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

        Property Operating and Maintenance expense increased approximately $2.9 million, or 35.1%, for the three months ended March 31, 1999 as compared to the same period in 1998. The majority of the increase is related to the acquisition of the Acquired Properties. Property Operating and Maintenance expense for the 432 Rental Properties in operation for both periods remained relatively constant for the three months ended March 31, 1999 as compared to the same period in 1998.

        Real Estate Taxes and Insurance expense increased approximately $1.1 million, or 51.7%, for the three months ended March 31, 1999 as compared to the same period in 1998. The increase was due to the acquisition of the Acquired Properties. Real Estate Taxes and Insurance expense from the 432 Rental Properties in operation for both periods increased approximately $92,000 or 3.0%, for the three months ended March 31, 1999 as compared to the same period in 1998. The increase was primarily due to normal increases in real estate taxes.

        Property Management expense decreased approximately $1.2 million, or 29.5%, for the three months ended March 31, 1999 as compared to the same period in 1998. Property Management expense decreased primarily due to the sale of the Third Party Management Business effective April 1, 1998 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). Property Management expense, on a pro forma basis excluding the Third Party Management Business, decreased approximately $277,000 for the three months ended March 31, 1999 as compared to the same period in 1998. This decrease was due to a reduction in salary expense related to the termination of 23 positions through a cost saving initiative implemented by the Company in late 1998. The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties.

        Administration expense decreased approximately $279,500, or 18.5%, for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in administration expense was due to the relocation costs incurred in the first quarter of 1998 related to hiring the Company's General Counsel, as well as a decrease in trustee fees and Board meeting expenses resulting from the retirement of four Trustees in April 1998 and consequent reduction in the size of the Board.

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

        Interest expense for mortgages on the Rental Properties increased approximately $2.7 million for the three months ended March 31, 1999 as compared to the same period in 1998. The majority of the increase was due to the acquisition of the Acquired Properties. On a comparable unit basis, Interest Expense from the 432 Rental Properties in operation for both periods decreased approximately $473,300, or 4.3% for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease was primarily due to mortgage refinancing transactions completed in December 1998 and January 1999. Interest expense on the Company's revolving and term credit line increased approximately $388,800 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was due to the higher average principal balance outstanding which resulted primarily from costs incurred with the acquisition of the Acquired Properties.

        Depreciation and Amortization expense increased approximately $2.1 million for the three months ended March 31, 1999 as compared to the same period in 1998. The increase is primarily due to the acquisition of the Acquired Properties and the Company's portfolio modernization program resulting in $14.3 million in capital expenditures during 1998.

        Loss on Sale of Third Party Management Business was $6.3 million for the three months ended March 31, 1998. Due to the non-qualifying REIT income generated by the Third Party Management Business, the Company determined to divest this business and therefore classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

        Gain on Disposal of Assets decreased approximately $67,500 for the three months ended March 31, 1999 as compared to the same period in 1998. This income is derived from the disposition of miscellaneous assets and is not expected to be a recurring, long term source of revenue.

        Income /(Loss) Before Extraordinary Gain and Cumulative Effect of Change in Accounting Principle was income of $3.2 million, or $.33 per share, for the three months ended March 31, 1999 as compared to a loss of $6.9 million, or $.80 per share, for the same period in 1998. The Company recognized an extraordinary gain of approximately $189,000 for the first quarter of 1999 from debt discounts received from prior lenders on the refinancing of the mortgage debt on three Rental Properties in January 1999 (SEE NOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The cumulative effect of change in accounting principle of approximately $700,000 is due to Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities that the American Institute of Certified Public Accountants made effective beginning January 1, 1999 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

Funds from Operations

         Funds from Operations ("Funds from Operations" or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures)), further adjusted by the Company to eliminate expenses attributable to certain non-cash share awards and compensation, Loss on Sale of Third Party Management Business, Real Estate Impairment loss and certain non-recurring expenditures. In addition to cash flows and net income, management considers FFO to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of an entity to fund acquisitions and other capital expenditures and to make distributions to shareholders. However, FFO does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash actually made available to investors during any particular period. FFO also does not represent cash flows provided by (used in) operating, investing or financing activities as determined in accordance with GAAP. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to FFO per the Company's calculation. FFO for the three months ended March 31, 1999 and 1998 is as follows (in thousands):

                                                         Three Months Ended March 31,
                                                              1999          1998
                                                             ------       -------
Net Income/(Loss)                                            $2,703       $(6,888)
     Real Estate Depreciation
        Rental Properties                                     5,830         3,473
        Unconsolidated Partnerships                             240          --
     Gain on Disposal of Assets                                 (22)          (89)
     Non-Cash Share Compensation                                454           511
     Non-Recurring Items                                       --           1,808
     Loss on Sale of Third Party Management Business           --           6,300
     Reserve for Non-Operating Receivables                     --             400
     Amortization of Land Lease and Goodwill                   --             388
     Extraordinary Item                                        (189)         --
     Cumulative Effect of Change in Accounting Principle        700          --

                                                             ------       -------
Funds From Operations                                        $9,716       $ 5,903
                                                             ======       =======


        FFO increased approximately $3.8 million, or 64.6% for the three months ended March 31, 1999 as compared to the same period in 1998. The increase in FFO was principally due to the Acquired Properties. Accordingly, management does not consider a comparison of FFO for the three months ended March 31, 1999 to the same period in 1998 to be meaningful.

Same Store Property Operating Results

        The following table summarizes the unaudited combined operating results, excluding management and other fees charged by the Company, of the 494 Properties the Company has managed and owned or maintained an ownership interest in at all times during the three months ended March 31, 1999 and 1998 (the "494 Property Same Store Portfolio") (SEE "RENTAL AND OTHER PROPERTY REVENUES"):

                                                   For the Three Months Ended March 31,
                                                   ------------------------------------
                                                            1999          1998
                                                          -------       -------
Statistical Information
-----------------------
  Average Economic Occupancy                                 92.4%         91.6%
  Average Physical Occupancy                                 93.6%         93.3%
  Average Rent/Unit/Month                                 $   452       $   441
  Average Rent Collected Per Occupied/Unit/Month          $   446       $   433
Financial Information (in thousands)
------------------------------------
Revenues
  Rental Income                                           $41,064       $39,698
  Other Property Income                                     1,668         1,954
                                                          -------       -------
Total Revenues                                             42,732        41,652
                                                          -------       -------
Expenses
  Property Operating and Maintenance                       11,878        11,700
  Real Estate Taxes and Insurance                           3,608         3,504
                                                          -------       -------
  Operating Expenses                                       15,486        15,204
                                                          -------       -------
Net Operating Income                                       27,246        26,448
                                                          -------       -------
  Interest - Mortgages                                     11,931        12,083
  Major Maintenance and Replacements                          628           650
  Other                                                       269           551
                                                          -------       -------
  Non Operating Expenses                                   12,828        13,284
                                                          -------       -------
Income after certain expenses                             $14,418       $13,164
                                                          =======       =======

Capital Expenditures                                      $ 2,240       $ 2,320
                                                          =======       =======


Rental Revenues increased 3.4% for the three months ended March 31, 1999 as compared to the same period in 1998. Other Property Income declined 14.6% primarily as a result of a decrease in interest income. Prior to the completion of the Consolidation Plan, the Company accrued interest income on operating cash held in separate deposit accounts by the former Unconsolidated Partnerships. Subsequent to the Consolidation Plan, the Company no longer holds such cash in separate accounts, but rather has applied operating cash generated by the Acquired Properties to reduce the outstanding balance of the Company's revolving credit facility, thereby reducing the Company's corporate interest expense. Operating Expenses increased only 1.9% despite an approximately $281,000 increase in snow removal costs in the northern regions as compared to the prior year. This increase was partially offset by a decrease in maintenance parts and supplies and general administration expenses. The property-level net operating income before major maintenance and replacements ("NOI") for the three months ended March 31, 1999 increased 3.0% over the same period in 1998. Excluding the impact of the decline in interest income, NOI increased 4.1% over the prior year.

Same Store Property Operating Results - By Region

        The Company's 494 Property Same Store Portfolio (formerly organized in four geographic regions) was realigned into three geographic regions effective January 1, 1999. The Northeast region is comprised of northern and central Ohio, Indiana, Michigan, Pennsylvania, and West Virginia; the Atlantic region is primarily central Georgia, Virginia and Alabama; and the Southeast region is Florida and southern Georgia. The Company has full and partial equity interests, respectively, in two Properties comprised of 116 units that are not managed by the Company and are not included in the following regional information.

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                             1999         1998
                                                            -----        -----
Northeast Region (14,731 units)
-------------------------------
   Average Economic Occupancy                                92.4%        91.9%
   Average Physical Occupancy                                93.3%        93.1%
   Average Rent/Unit/Month                                  $ 447        $ 437
   Average Rent Collected per Occupied/Unit/Month           $ 442        $ 431

Atlantic Region (8,548 units)
-----------------------------
   Average Economic Occupancy                                92.2%        92.0%
   Average Physical Occupancy                                93.8%        93.5%
   Average Rent/Unit/Month                                  $ 462        $ 448
   Average Rent Collected per Occupied/Unit/Month           $ 454        $ 441

Southeast Region (9,501 units)
------------------------------
   Average Economic Occupancy                                92.6%        91.0%
   Average Physical Occupancy                                93.9%        93.5%
   Average Rent/Unit/Month                                  $ 451        $ 439
   Average Rent Collected per Occupied/Unit/Month           $ 445        $ 427


LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

        The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 and the Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998.

        The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity requirements of the Company.

        The principal sources of liquidity for the Company are cash flow from its operations and borrowings available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased approximately $1.8 million for the three months ended March 31, 1999, as compared to the same period in 1998. The increase was due primarily to operating cash flows from the Acquired Properties combined with expense reductions implemented in 1998.

         Other factors impacting the Company's cash flow in 1999 as compared to the same period in 1998 are discussed in "Results of Operations."

Shelf Registration
------------------

        On May 21, 1998, the Company announced that it had postponed the securities offering it had planned due to the current market conditions for REIT equity securities. The Company had planned a public offering of 11 million common shares of beneficial interest. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million common shares of beneficial interest. The Company intends to undertake an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration.

Credit Facility
---------------

        On September 30, 1998, the Company entered into the Second Amended and Restated Loan and Security Agreement with The Provident Bank (the "Bank"). The amended revolving credit facility ("Facility"), is for $40 million and represents an increase to, and replacement of all former revolving credit facilities with the Bank. The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest (7.75% at March 31, 1999) minus 1%. As of March 31, 1999 the outstanding balance under the Facility was $27.6 million. In addition, the Company is indebted to the Bank under a term loan, which matures in March 2001, has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of March 31, 1999, the unpaid principal balance outstanding under the term loan was approximately $3.0 million.

Financing Arrangements for the Properties
-----------------------------------------

       In the first quarter of 1999 the Company completed the refinancing of the mortgage debt on three Rental Properties. Mortgage indebtedness on the three Rental Properties with a contractual and carrying value of $2.8 million was refinanced with mortgages bearing a fixed rate of interest of 7.6%, with 25 year amortization and ten year maturity. An extraordinary gain of approximately $189,000 was recognized as a result of debt discounts received from the prior lenders.

        In April 1999, the Company completed the refinancing of mortgage loans on 24 Rental Properties. In connection with the refinancing, the Company combined eight former Rental Properties on contiguous sites into four Rental Properties. Mortgage indebtedness on the 24 Rental Properties with a contractual balance of $31.9 million and a Carrying Value of $31.2 million was refinanced with mortgages aggregating $39.4 million in principal amount bearing a fixed rate of interest of 7.37%, with 25 year principal amortization and ten year maturities. The new mortgage loans are non-recourse to the Company; however, mortgage loans on seven Rental Properties located in Florida are cross collateralized and cross defaulted. This transaction generated $6.5 million in proceeds (in excess of the payoff amounts and transaction costs) which were applied to the Company's revolving credit facility. In the second quarter of 1999 the Company will recognize an extraordinary loss of approximately $300,000 as a result of mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages as well as prepayment penalties. The transaction will result in lower interest expense and enhance cash flow due to the lower interest rate and the overall debt service requirements (SEE NOTES 1 AND 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

Capital Expenditures
--------------------

        The Company's non-real estate capital expenditures, including computer hardware and software and leasehold improvements, for the three months ended March 31, 1999 amounted to approximately $172,000 funded from cash flow and borrowings under the Company's credit facility.

        The Company's Major Maintenance and Replacement costs for the three months ended March 31, 1999 amounted to approximately $2.4 million for the Rental Properties. Of this total, about $1.8 million was capitalized, and approximately $568,000 of Major Maintenance and Replacement costs were expensed. These expenditures were funded from cash flow, maintenance escrow funds and borrowings under the Company's credit facility. The Company anticipates spending approximately $11.0 million on major maintenance and replacement items for the Rental Properties in 1999 inclusive of both capitalized and expensed amounts.

Year 2000
---------

        The "Year 2000" problem is due to the fact that many computer systems only use the last two digits to refer to a year. Therefore the computer systems do not properly recognize a year that begins with "20" instead of "19". If not corrected, computer applications could fail or provide erroneous results.

        Prior to 1998, as part of the Company's normal cycle of enhancing and upgrading hardware and implementing new software, Year 2000 compliance concerns were addressed. As new equipment and software was acquired and installed, testing and warranties as to Year 2000 compliance were obtained. Furthermore, in 1998, due to the magnitude of the Year 2000 issue, a formal project team and plan was developed to review, and, where appropriate, identify and test all systems to ensure Year 2000 compliance for all critical systems utilized by the Company. The Year 2000 plan will also assess the risks the Company may have related to lenders', vendors' and service suppliers' failures to remediate their own Year 2000 issues. The Company anticipates completing Year 2000 projects by July 1999, which is in advance of any anticipated impact on its operating systems. The Company is currently surveying all critical lenders, vendors and service suppliers as to their Year 2000 readiness. Contingency plans for Year 2000 failures for internal information technology and embedded microchip systems and devices as well as external vendors and service suppliers will be completed by September 1999.

        The following is the status of the Company's Year 2000 compliance as of March 31, 1999. Systems of a critical nature have either been remedied or a formal plan for resolution is in place. The following table summarizes the status and plans for resolution for these systems. Areas are ordered by level of risk (C = critical, H = high, M = medium, L = low) and compliance status.

-------------------------------------------------------------------------------------------------------------
CATEGORY    PLATFORM/APPLICATION            RISK   STATUS             ACTION PLAN                 COMPLIANCE
                                                                                                  DATE
-------------------------------------------------------------------------------------------------------------
HARDWARE    AS/400                           C     Compliant
            Telephone Systems                M     Compliant
            PCs                              M     Compliant
            Servers                          M     Compliant
-------------------------------------------------------------------------------------------------------------
OPERATING   AS/400 -OS/400                   C     Compliant
SYSTEMS
            Network - Novell 4.1             C     Non-Compliant      Upgrade Software            June 1999
            Servers - Microsoft N/T          C     Non-Compliant      Upgrade Software            June 1999
            Servers - Citrix                 C     Compliant
-------------------------------------------------------------------------------------------------------------
SOFTWARE    AS/400 - (General Ledger,        C     Compliant
MIDRANGE    Accounts Payable)
            AS/400 - (Rent Receivables)      C     Non-Compliant      Project in-progress to      July 1999
                                                                      upgrade. Formal Plan.
            AS/400 - (Fixed Assets)          C     Compliant
            AS/400 - In-house (Investment    L     N/A                Replaced with Year 2000
            Management)                                               compliant external tax
                                                                      service
-------------------------------------------------------------------------------------------------------------
SOFTWARE    Server - (Payroll)               C     Compliant
PCS
-------------------------------------------------------------------------------------------------------------
PLANT       Building Security                C     Compliant
            Air Conditioning                 M     Compliant
-------------------------------------------------------------------------------------------------------------


        The costs associated with the Year 2000 compliance issue is currently estimated in the range of $200,000 to $300,000 to address internal Year 2000 issues. As of March 31, 1999, the Company has incurred approximately $50,000 of costs specifically related to the Year 2000 issue. Potential costs that may be incurred due to external vendors and service provider Year 2000 failure can not be determined at this time, although the Company has no reason to believe that such costs will be material. The Company will fund Year 2000 costs from cash flow from operations or its credit facility which the Company believes will be adequate to fund the Year 2000 costs.

        The success of the Company's business is not closely tied to the operations of any one manufacturer, vendor or supplier with the exception of utilities and lenders as a group. Utilities and lenders could impact the operations of the Company if they encountered significant Year 2000 problems. The Company is in the process of contacting the utilities and lenders to determine their status regarding Year 2000. The Company has been working with its working capital lender in testing system interfaces for Year 2000 compliance. Although the portfolio of Properties is spread across several utilities there is a significant concentration of Properties in Ohio and Florida such that if the Year 2000 problem interrupted utility service to these Properties it would have a significant impact on the financial condition and results of operations of the Company. If any other manufacturers, vendors or service providers, cease to conduct business due to Year 2000 related problems, the Company expects to be able to contract with alternative providers without any material adverse effect on the Company's financial condition or results of operations.

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

Quarterly Dividend
------------------

        The Company declared a quarterly dividend of $0.4325 per share for the quarter ending March 31, 1999. A dividend of approximately $4.1 million was paid on April 15, 1999 to shareholders of record on March 31, 1999. This dividend is equal to an annualized dividend rate of $1.73 per share. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each calendar quarter. The Company's distribution policy is subject to modification by the Company's Board of Trustees.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in Securities
        ---------------------

        None.

Item 3. Defaults upon Senior Securities
        -------------------------------

        None.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        The Company held its annual meeting of shareholders on April 28, 1999. At the meeting, the Company's shareholders elected H. Jeffrey Schwartz and Stanley R. Fimberg as Class I Trustees to serve three year terms through the Company's 2002 Annual Shareholders Meeting. The continuing Trustees are Joseph E. Madigan, Glenn C. Pollack, John B. Bartling and Robert J. Weiler.

        The votes cast for and withheld for each Trustee nominee were as follows:

        Stanley R. Fimberg received 7,421,164 for and 100,992 withheld votes with no abstentions; and H. Jeffrey Schwartz received 7,417,989 for and 104,167 withheld votes with no abstentions.

Item 5. Other Information
        -----------------

       This Form 10-Q contains certain forward-looking statements regarding prospects for (i) proposed mortgage loan refinancing transactions and capital improvements to Properties, contingent, in all cases, upon available financing, successful implementation and availability and achievement of projected returns on investment, (ii) potential ancillary services revenues from the provision of telecommunication services to residents at the Properties, (iii) the Company's quarterly dividends and its distribution policy, (iv) the Company's foreseeable capital and liquidity requirements and sources, and (v) its successful resolution of all internal and external Year 2000 compliance issues in a timely manner and within an estimated range of costs. The forward-looking statements represent management's good faith evaluations based, among other things, upon existing market, financial and economic conditions, the availability and ability to satisfy anticipated conditions precedent to proposed financing arrangements, the physical condition of the Rental Properties and cost and timing estimates as well as third party assurances of Year 2000 compliance. There can be no assurance that the forward-looking statements will prove to be correct. Any differences in actual results or developments may be material.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)  Exhibits

EXHIBIT                DESCRIPTION                                   SEQUENTIAL PAGE
  NO.
11.1       Statement re: computation of Per Share          See Note 1 of Notes to Consolidated
           Earnings                                        Financial Statements

27         Financial Data Schedule                         Filed as an Exhibit to this Form 10-Q

       (b) Reports on Form 8-K: The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LEXFORD RESIDENTIAL TRUST
                                (Registrant)

Dated:  May 14, 1999     By:  /s/ John B. Bartling
                            ----------------------------------------------------
                            John B. Bartling
                            President and Chief Executive Officer



Dated:  May 14, 1999     By:  /s/ Mark D. Thompson
                            ----------------------------------------------------
                            Mark D. Thompson
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)



Dated:  May 14, 1999     By:  /s/ Ronald P. Koegler
                            ----------------------------------------------------
                            Ronald P. Koegler
                            Senior Vice President and Controller