Form 10-Q
period 1999-06-30
LEXFORD RESIDENTIAL TRUST /MD/
filed 1999-08-16
CIK 1053246

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
              |X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

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

Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of August 12, 1999, there were 9,559,228 common shares of beneficial interest issued and outstanding.

                            Exhibit Index on page 27
================================================================================

                            LEXFORD RESIDENTIAL TRUST

                                      INDEX

Part I     -  FINANCIAL INFORMATION                                                         Page No.
                                                                                            --------
Item 1.       Financial Statements:
              Consolidated Balance Sheets as of June 30, 1999
                  (Unaudited) and December 31, 1998 (Audited)                                  3

              Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)                4

              Consolidated Statement of Shareholders' Equity
                  for the Six Months Ended June 30, 1999 (Unaudited)                           5

              Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1999 and 1998 (Unaudited)                        6 - 7

              Notes to Consolidated Financial Statements                                     8 - 15

Item 2.       Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                  16 - 26

Part II     - OTHER INFORMATION

Item 1.       Legal Proceedings                                                               26

Item 2.       Changes in Securities                                                           26

Item 3.       Defaults upon Senior Securities                                                 26

Item 4.       Submission of Matters to a Vote of Security Holders                             26

Item 5.       Other Information                                                               27

Item 6.       Exhibits and Reports on Form 8-K                                                27

Signatures                                                                                    28

                               LEXFORD RESIDENTIAL TRUST
                              CONSOLIDATED BALANCE SHEETS
                          AS OF JUNE 30, 1999 (UNAUDITED) AND
                              DECEMBER 31, 1998 (AUDITED)
                           (In Thousands, Except Share Data)

                                                                                               June 30,            December 31,
                                                                                                 1999                  1998
                                                                                                 ----                  ----
                                             ASSETS
Rental Properties (Note 2)
     Land                                                                                      $  59,732           $  59,732
     Buildings, Improvements and Fixtures                                                        548,321             544,897
                                                                                               ---------           ---------
                                                                                                 608,053             604,629
     Accumulated Depreciation                                                                    (40,283)            (28,564)
                                                                                               ---------           ---------
                                                                                                 567,770             576,065
Investments in and Advances to Unconsolidated Partnerships, net of an
     allowance of $1,615 at June 30, 1999 and December 31, 1998 (Note 1)                          10,417              11,173
Cash                                                                                                 498                 495
Accounts Receivable, Residents, Affiliates, Officers and Other, net of an allowance
     of $1,005 and $550 at June 30, 1999 and December 31, 1998, respectively (Note 4)              1,609               1,920
Furniture, Fixtures and Other, Net                                                                 2,178               2,108
Funds Held in Escrow (Note 1)                                                                     22,146              22,747
Intangible Assets (Note 1)                                                                         7,508               6,891
Prepaids and Other (Note 1)                                                                        6,462               7,523
                                                                                               ---------           ---------
                                                                                               $ 618,588           $ 628,922
                                                                                               =========           =========

                              LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and Revolving/Term Debt
     Mortgages (Note 3)                                                                        $ 498,527           $ 494,556
     Revolving/Term Debt                                                                          22,122              33,186
                                                                                               ---------           ---------
                                                                                                 520,649             527,742
                                                                                               ---------           ---------
Accounts Payable                                                                                   1,313               1,389
Accrued Interest, Real Estate and Other Taxes                                                     11,226              10,315
Other Accrued Expenses                                                                             4,021               6,196
Other Liabilities                                                                                  7,638               7,451
Dividends Payable                                                                                  4,132               4,122
Deferred Compensation (Note 1)                                                                    12,831              12,525
                                                                                               ---------           ---------
     Total Liabilities                                                                           561,810             569,740
                                                                                               ---------           ---------
Shareholders' Equity (Note 1):
     Preferred Shares, $.01 par value, 5,000,000 Shares Authorized, None Issued                       --                  --
     Common Shares, $.01 par value, 50,000,000 Shares Authorized, 9,554,228 and 9,530,013 Shares Issued and Outstanding at June 30, 1999 and
         December 31, 1998, respectively                                                              96                  95
Additional Paid-in Capital                                                                        66,215              65,833
Retained Earnings                                                                                  4,650               7,482
Less Cost of Treasury Shares (Note 1)                                                            (14,183)            (14,228)
                                                                                               ---------           ---------
                                                                                                  56,778              59,182
                                                                                               ---------           ---------
                                                                                               $ 618,588           $ 628,922
                                                                                               =========           =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           LEXFORD RESIDENTIAL TRUST
                       CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                  (UNAUDITED)
                     (In Thousands, Except Per Share Data)

                                                                      Three Months Ended June 30,      Six Months Ended June 30,
                                                                          1999            1998           1999            1998
                                                                          ----            ----           ----            ----
Revenues:
     Rental and Other Property Revenues                                 $ 38,174        $ 37,094       $ 75,637        $ 62,788
     Fee Based                                                             1,042             829          2,093           3,161
     Income from Unconsolidated Partnerships                                 325             463            770           1,636
                                                                        --------        --------       --------        --------
                                                                          39,541          38,386         78,500          67,585
                                                                        --------        --------       --------        --------
Expenses:
     Property Operating and Maintenance                                   11,860          11,807         23,079          20,113
     Real Estate Taxes and Insurance                                       3,231           3,013          6,395           5,098
     Property Management                                                   2,605           2,838          5,372           6,762
     Administration                                                        1,266           1,536          2,501           3,050
     Performance Equity Plan (Note 1)                                         --             829             --             829
     Non-recurring Costs (Note 1)                                             --              --             --           1,808
     Interest-Mortgages                                                   10,802          11,222         21,376          19,109
     Interest- Revolving/Term Debt                                           447             419            997             581
     Depreciation and Amortization                                         6,368           5,815         12,626          10,005
     Loss on Sale of Third Party Management Business (Note 1)                 --              --             --           6,300
                                                                        --------        --------       --------        --------
                                                                          36,579          37,479         72,346          73,655
                                                                        --------        --------       --------        --------
Income/(Loss) Before Gain on Disposal of Assets, Extraordinary
     Loss and Cumulative Effect of Change in Accounting Principle          2,962             907          6,154          (6,070)

Gain on Disposal of Assets - Net                                             204             161            226             250
                                                                        --------        --------       --------        --------

Income/(Loss) Before Extraordinary Loss and Cumulative Effect
     of Change in Accounting Principle                                     3,166           1,068          6,380          (5,820)

Extraordinary Loss (Note 3)                                                 (437)             --           (248)             --
Cumulative Effect of Change in Accounting Principle (Note 1)                  --              --           (700)             --

                                                                        --------        --------       --------        --------
Net Income/(Loss)                                                       $  2,729        $  1,068       $  5,432        $ (5,820)
                                                                        ========        ========       ========        ========


Basic Earnings Per Share:
     Income/(Loss) Before Extraordinary Loss and Cumulative
        Effect of Change in Accounting Principle                        $   0.33        $   0.12       $   0.67        $  (0.66)
     Extraordinary Loss                                                    (0.04)             --          (0.03)             --
     Cumulative Effect of Change in Accounting Principle                      --              --          (0.07)             --
                                                                        --------        --------       --------        --------
     Net Income/(Loss)                                                  $   0.29        $   0.12       $   0.57        $  (0.66)
                                                                        ========        ========       ========        ========

Diluted Earnings Per Share:
     Income/(Loss) Before Extraordinary Loss and Cumulative
        Effect of Change in Accounting Principle                        $   0.33        $   0.11       $   0.67        $  (0.66)
     Extraordinary Loss                                                    (0.04)             --          (0.03)             --
     Cumulative Effect of Change in Accounting Principle                      --              --          (0.07)             --
                                                                        --------        --------       --------        --------
     Net Income/(Loss)                                                  $   0.29        $   0.11       $   0.57        $  (0.66)
                                                                        ========        ========       ========        ========


                                                                        --------        --------       --------        --------
Dividends Declared Per Common Share                                     $ 0.4325        $     --       $  0.865        $     --
                                                                        ========        ========       ========        ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (UNAUDITED)
                                 (In Thousands)

                                                   Common Shares          Additional                      Less Cost of
                                               --------------------        Paid - in        Retained        Treasury
                                               Shares        Amount         Capital         Earnings         Shares          Total
                                               ------        ------         -------         --------         ------          -----

Balance, January 1, 1999                       9,530        $     95        $ 65,833        $  7,482        $(14,228)      $ 59,182
                                               -----        --------        --------        --------        --------       --------

Exercise of options under non-
     qualified stock option plan                   5                              32                                             32

Trustees restricted stock plan shares              2                              35                             (27)             8

Rabbi Trust dividends and other
     investments in shares                                                                                      (280)          (280)

Withdrawals from Rabbi Trust                                                                                     668            668

1999 share compensation issued
     to Rabbi Trust                               17               1             315                            (316)            --

Dividends to common shareholders                                                              (8,264)                        (8,264)

Net Income for the period                                                                      5,432                          5,432

                                               -----        --------        --------        --------        --------        --------
Balance, June 30, 1999                         9,554        $     96        $ 66,215        $  4,650        $(14,183)       $ 56,778
                                               =====        ========        ========        ========        ========        ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LEXFORD RESIDENTIAL TRUST
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                              (UNAUDITED)
                            (In Thousands)

                                                                                  Six Months Ended June 30,
                                                                                  1999                  1998
                                                                                  ----                  ----

Cash Flows from Operating activities:
     Net Income/(Loss)                                                          $  5,432             $ (5,820)
                                                                                --------             --------
     Adjustments to reconcile Net Income/(Loss) to Net Cash
       provided by Operating Activities:
       Depreciation                                                               12,030                9,167
       Amortization                                                                  596                  838
       Loss on Sale of Third Party Management Business                                --                6,300
       Provision for Losses on Accounts Receivable                                   832                1,087
       Gain on Disposal of Assets - net                                             (226)                (250)
       Extraordinary Loss                                                            248                   --
       Cumulative Effect of Change in Accounting Principle                           700                   --
       Non-Cash Share Compensation                                                   712                1,558
       Changes in Operating Assets and Liabilities:
          Investments in and Advances to Unconsolidated Partnerships                 513                  542
          Accounts Receivable and Other Assets                                       415                 (305)
          Accounts Payable and Other Liabilities                                  (1,025)                 200
                                                                                --------             --------
Net Cash provided by Operating activities                                         20,227               13,317
                                                                                --------             --------

Cash Flows from Investing activities:
     Proceeds from Sale of Assets                                                    226                  278
     Net Repayment of Advances to Unconsolidated Partnerships                        243                   29
     Investments in Unconsolidated Partnerships and Other                             --               (3,412)
     Purchase of Unconsolidated Partnerships, Net of Cash Acquired                    --              (25,506)
     Capitalized Refinancing Costs                                                (1,187)                  --
     Capital Expenditures - Other                                                   (372)                (609)
     Capital Expenditures - Real Estate                                           (3,434)              (3,859)
                                                                                --------             --------
Net Cash (used in) Investing activities                                           (4,524)             (33,079)
                                                                                --------             --------

Cash Flows from Financing activities:
     Proceeds from the exercise of Stock Options                                      32                  765
     Proceeds from Revolving Debt - net                                               --               21,236
     Principal Payments on Revolving/Term Debt and Other                         (11,064)                (687)
     Proceeds from Mortgage Debt                                                  42,194                   --
     Payments on Mortgages - principal amortization                               (3,917)              (3,610)
     Payments on Mortgages - lump sum                                            (34,691)                (365)
     Dividends Paid                                                               (8,254)                  --
                                                                                --------             --------
Net Cash provided by/(used in) Financing activities                              (15,700)              17,339
                                                                                --------             --------

Increase/(Decrease) in Cash                                                            3               (2,423)
Cash at Beginning of Period                                                          495                2,569
                                                                                --------             --------
Cash at End of Period                                                           $    498             $    146
                                                                                ========             ========


Supplemental Disclosure of Cash Flow Information
     Cash Payments for Interest                                                 $ 22,230             $ 19,385
                                                                                ========             ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

         In the first half of 1998, the Company acquired the entire ownership interest in 324 Unconsolidated Partnerships owning 326 apartment communities. Such acquisitions resulted in the following increases (decreases) to the Company's balance sheet (SEE NOTE 2):

                                                                           (In Thousands)
Non-Cash Effects:
      Investments in and Advances to Unconsolidated Partnerships            $ (47,335)
      Land and Building                                                     $ 430,981
      Accounts Receivable and Other Assets                                  $  19,409
      Mortgages                                                             $ 362,610
      Accounts Payable and Other Liabilities                                $  14,939

Cash Effects:
      Cash Paid to Former Partner(s)                                        $ (33,902)
      Net Cash Acquired                                                         8,396
                                                                            ---------
                                                                            $ (25,506)
                                                                            =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 BASIS OF PRESENTATION

         Lexford Residential Trust, a Maryland real estate investment trust, together with its wholly owned and controlled partnerships, limited liability companies and corporate subsidiaries (the "Company" or "Lexford"), is a fully integrated, self-managed real estate investment trust ("REIT") which owns, manages and invests in direct or indirect ownership interests in multifamily apartment communities. The consolidated financial statements include the accounts of Lexford Residential Trust and its wholly owned subsidiaries and partnerships. The Company, for consolidated financial statement purposes, includes corporations, limited partnerships and other legal entities which own multifamily apartment communities (the "Rental Properties") in which the Company, in turn, owns 100% equity interest. The Company also holds equity ownership as well as significant economic interests (i.e. mortgage loans, accounts receivable and management contracts entitling the Company to a substantial portion of an apartment community's net cash flow) in multifamily apartment communities in its capacity as a partner and property manager, respectively, in various limited partnerships (the "Unconsolidated Partnerships"). The Rental Properties and the Unconsolidated Partnerships are collectively referred to as the "Properties." The accounts of the Unconsolidated Partnerships are not included within the Company's consolidated financial statements but are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements, except for the Consolidated Balance Sheet as of December 31, 1998, are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements, the notes hereto and the capitalized terms included herein should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         The Properties contain 36,609 apartment units located at 402 geographic sites. The Company's site and unit count increased in the second quarter of 1999 due to the opening of a newly developed 276 unit apartment community owned by an Unconsolidated Partnership. (See "Investments in and Advances to Unconsolidated Partnerships"). At June 30, 1999, the Company owned the entire equity interest in 428 Rental Properties and a partial equity, together, in most instances, with a significant economic, interest in 80 Unconsolidated Partnerships. The difference in the number of geographic sites results from separate legal entities owning apartment communities constructed on contiguous parcels. As a result of the Company's successful efforts in acquiring the entire equity interest in a number of former Unconsolidated Partnerships (see Note 2), the Company is combining legal entities owning contiguous apartment communities as and when mortgage debt secured by such apartment communities are refinanced with a single lender.

         The Company has one reportable segment which is the ownership and operation of residential apartment communities. The majority of the Properties are located in the midwest and southeast United States, with the heaviest concentrations in Florida, Ohio, Georgia, Indiana, Michigan and Kentucky. The concentrations of Properties within these states is as follows: Ohio (136 Properties), Florida (126 Properties), Georgia (73 Properties), Indiana (70 Properties), Kentucky (33 Properties) and Michigan (25 Properties). The Company is not dependent for its revenues on any particular Property or resident and the loss of any Property would not be material

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

to the Company's financial position. The Company's largest Property accounts for only 1% of the Company's total revenues. The geographic diversity of the Properties also minimizes the Company's exposure to local economic conditions. The typical Property is comprised of multiple single story buildings with studio, one and two bedroom apartments.

         The interim consolidated financial statements have been prepared in accordance with the Company's customary accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Business Overview

         The Company is a fully integrated REIT which owns, manages and opportunistically acquires apartment communities. The Company's Properties generally consist of relatively smaller apartment communities, averaging approximately 91 units per site.

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

         In addition, the Company provides ancillary services to the residents at both the Rental Properties and Unconsolidated Partnerships, including renter's insurance and telecommunication services. The Company also enters into group buying, volume discount contracts with major vendors as agent for the Properties enabling the Properties to purchase items at a discounted price and, in the case of laundry equipment, receive rent based on resident usage.

Merger Agreement

         On June 30, 1999, the Company entered into a definitive merger agreement with Equity Residential Properties Trust ("EQR") that would result in the tax-free merger of the Company into EQR. EQR and Lexford filed a preliminary registration/joint proxy statement with the SEC on July 23, 1999. The definitive proxy will be mailed to EQR and Lexford shareholders on or about August 27, 1999. The merger agreement, which is subject to shareholder approval of Lexford and EQR shareholders, provides for Lexford shareholders to receive 0.463 of an EQR common share for each Lexford common share upon completion of the merger. The obligations of EQR and Lexford to consummate the merger are subject to the satisfaction or waiver of certain conditions as set forth in the merger agreement. EQR and the Company have called special shareholder meetings to be held September 30, 1999 to submit the merger agreement to their respective shareholders. The merger agreement provides that it may be terminated in a number of circumstances at any time prior to the effectiveness of the merger, whether before or after the approval of the merger by the shareholders of EQR and Lexford. The merger agreement provides for a break up fee of $8 million payable by Lexford if the merger agreement is terminated by either EQR or Lexford under specified circumstances at a time when Lexford is in receipt of an alternative acquisition proposal and if, within one year after the termination, Lexford is acquired or sells substantially all of its assets. In addition, if the merger agreement is terminated

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION (continued)

for specified reasons, EQR or Lexford would be required to pay the other party an expense fee of up to $4 million.

         Subsequent to the dividend paid by the Company on July 15, 1999, the merger agreement provides that, prior to the merger, the amount per share of each subsequent quarterly dividend declared by the Company will not exceed an amount equal to the dividend on a common share of EQR for such quarter multiplied by 0.463.

Sale of Third Party Management Business

         In the first quarter of 1998 the Company was also engaged in providing management services to third party owners of multifamily apartment communities (the "Third Party Management Business"). Because of Internal Revenue Code limitations on the nature and amount of non-qualified REIT income, the Company contributed the majority of its assets related to the Third Party Management Business to a newly formed corporation, Lexford Property Management, Inc. ("LPM"), in exchange for all of the preferred stock of such corporation on February 20, 1998. Effective as of April 1, 1998, the Company sold all its preferred equity interest in the Third Party Management Business. Due to the reclassification of the Third Party Management Business as Held for Sale in the first quarter of 1998, the Company recorded a $1.3 million reserve for sale/disposal costs associated with this sale, a $3.0 million charge for the release of 300,000 contingent shares and a $2.0 million charge related to an adjustment to the value of goodwill associated with the original acquisition of the Third Party Management business. The above charges totaling $6.3 million were classified as Loss on Sale of Third Party Management Business. The Company received a promissory note in the principal amount of $1.8 million payable over a ten year period which bears interest at 6% per annum until April 1, 2000 and 11% per annum thereafter, in exchange for all of the outstanding preferred stock of LPM. The Company has retained its proprietary interest in property management training programs and systems, and the rights to the name "Lexford".

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

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Funds Held in Escrow

         Funds Held in Escrow at June 30, 1999 includes funds of $21.9 million escrowed by Rental Properties for improvements and deferred maintenance, real estate taxes, insurance, resident security deposits and other funds held by mortgage lenders.

Intangible Assets

         Intangible Assets at June 30, 1999 is comprised of approximately $2.7 million of management contracts and approximately $449,000 of goodwill related to the trade name, training programs and property management systems retained from the Third Party Management Business. The management contracts and goodwill are net of amortization of approximately $924,200. In addition, Intangible Assets includes deferred financing costs of $4.3 million at June 30, 1999. The deferred financing costs relate to mortgage refinancings on the Rental Properties and are amortized over the terms of the respective loans.

Prepaids and Other Assets

         Prepaids and Other assets at June 30, 1999 includes $3.7 million of deferred offering costs related to the Company's Form S-3 "shelf" registration statement filed with the SEC, and a $1.8 million note receivable related to the sale of the Third Party Management Business. In addition, Prepaids and Other assets consists of approximately $656,000 of prepaid rent, insurance and real estate taxes, and approximately $292,600 of utility deposits and other prepaid expenses.

Investments in and Advances to Unconsolidated Partnerships

         Investments in and Advances to Unconsolidated Partnerships represent the Company's general partners' interests in and advances to Unconsolidated Partnerships. The carrying value represents the allocation of the estimated fair value of the underlying real estate assets as of the Effective Date or, if later, date of purchase or investment. The contractual amounts of the receivables are significantly more than the recorded carrying values.

         In the first quarter of 1998, the Company invested $3.4 million in a joint venture with a developer for the construction of an apartment community in the Dallas, Texas area, consisting of 276 units. The community commenced leasing at the end of the first quarter of 1999 and is now reflected in the Company's reported totals of Unconsolidated Partnerships, Properties, geographic sites and apartment units.

         The Company accounts for its investments on the equity method. The Company's share of net loss of the Unconsolidated Partnerships amounted to approximately $324,500 for the first six months of 1999, and is included in Income from Unconsolidated Partnerships in the Consolidated Statements of Income.

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION (continued)

Accounting Change - Start up costs

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and requires that start-up costs be expensed as incurred. The definition of start-up costs under the SOP includes organizational costs. Historically, the Company capitalized and then amortized these costs over five years. The unamortized balance of organizational costs, approximately $700,000 (as of December 31, 1998), was written off as the Cumulative Effect of Change in Accounting Principle as of January 1, 1999.

Provision for Income Taxes

         The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code, commencing with its taxable year beginning January 1, 1998. As a REIT, the Company generally will not be subject to Federal Income Tax on income it distributes to shareholders as long as it distributes at least 95% of its REIT taxable income and satisfies a number of organizational, ownership and operational requirements. In addition, primarily due to its organization as a Maryland real estate investment trust, the Company believes it will not be subject to state income taxes in jurisdictions where the Properties are located. Therefore, the Consolidated Statements of Income for the three and six months ended June 30, 1999 and 1998 do not include a provision for Federal or state income taxes.

Non-recurring Costs

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

Rabbi Trust

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

Earnings Per Share

         The following table shows the amounts used in computing basic and diluted earnings per share as well as weighted average numbers of shares outstanding and the effect on income of restricted common shares and stock option dilutive potential (in thousands, except per share amounts):

                                                         Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                           1999        1998          1999         1998
                                                       -----------  ----------   -----------  -----------
Numerator for Basic and Diluted Earnings Per Share
     Net Income/(Loss)                                    $ 2,729     $ 1,068       $ 5,432      $(5,820)
                                                       ===========  ==========   ===========  ===========
Denominator
     Denominator for Basic Earnings per Share
         Weighted Average Shares                            9,484       9,065         9,481        8,819
                                                       -----------  ----------   -----------  -----------
     Effect of Dilutive Securities
         Stock options (1)                                     43         166            43            -
         Time Vesting Restricted Share Awards                  14          35            14           50
                                                       -----------  ----------   -----------  -----------
     Dilutive Potential Common Shares                          57         201            57           50
                                                       -----------  ----------   -----------  -----------
     Denominator for Diluted Earnings per Share
         Adjusted Weighted Average Shares                   9,541       9,266         9,538        8,869
                                                       ===========  ==========   ===========  ===========

Basic Earnings Per Share:
     Net Income/(Loss)                                     $ 0.29      $ 0.12        $ 0.57      $ (0.66)
                                                       ===========  ==========   ===========  ===========

Diluted Earnings Per Share:
     Net Income/(Loss)                                     $ 0.29      $ 0.11        $ 0.57      $ (0.66)
                                                       ===========  ==========   ===========  ===========


(1) Stock Options for 166,196 shares were excluded from diluted earnings per share for the six months ended June 30, 1998 because including the shares would be anti-dilutive as a result of the net loss the Company recognized for the six months ended June 30, 1998.

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

NOTE 3 MORTGAGE DEBT

         As of the Effective Date, the mortgages on 13 Rental Properties were restated to estimated fair value (the "Carrying Value") because the Fresh Start value of the respective Rental Property was less than the outstanding principal amount of its mortgage. The difference between the Carrying Value of each such mortgage and the full unpaid principal amount thereof is characterized as a "Mortgage Deficiency" for Fresh Start purposes. Interest expense is recorded based on the Carrying Value of the mortgage using the effective interest rate method. Mortgages which have been originated or assumed following the Effective Date (including non-recourse mortgages on the 326 Properties acquired pursuant to the Consolidation Plan) are recorded as liabilities on the Consolidated Balance Sheets in their full principal amount. Typically, each Rental Property is secured by a separate mortgage loan. The mortgage loans on a portfolio of 26 Rental Properties contain cross collateral and cross default provisions; and 32 Rental Properties are cross collateralized and cross defaulted within their respective states, with no more than eight loans separately cross collateralized. However, all but three of the mortgage loans secured by the Rental Properties are non-recourse to the Company.

         The outstanding mortgage debt on the Rental Properties, including the non-recourse mortgage debt consolidated in relation to the acquisition of the 324 former Unconsolidated Partnerships at June 30, 1999 and December 31, 1998 is as follows:

                                                June 30, 1999        December 31, 1998
                                                -------------        -----------------
           Contractual Mortgage Payable           $ 503,816             $ 500,688

           Mortgage Deficiency                       (5,289)               (6,132)
                                                  ---------             ---------
                                                  $ 498,527             $ 494,556
                                                  =========             =========


         Approximately $318 million, or 61%, of the combined contractual mortgage debt and the Company's credit facility is prepayable at June 30, 1999. Any prepayment of mortgage debt at the contractual value in excess of its carrying value will result in an extraordinary charge equal to the amount of Mortgage Deficiency associated with such debt.

                           LEXFORD RESIDENTIAL TRUST
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 3 MORTGAGE DEBT (continued)

         In the first six months of 1999 the Company completed the refinancing of the mortgage debt on 27 Rental Properties. Mortgage indebtedness on the 27 Rental Properties with a contractual amount of $35.1 million and a carrying value of $34.4 million, was refinanced with mortgages amounting to $42.2 million bearing a fixed rate of interest of 7.37% to 7.6%, with 25 year amortization and ten year maturities. The new mortgage loans are non-recourse to the Company; however, mortgage loans on seven Rental Properties located in Florida are cross collateralized and cross defaulted. These transactions generated $6.5 million in proceeds (in excess of the payoff amounts and transaction costs) which were applied to the Company's revolving credit facility. An extraordinary gain of approximately $189,000 was recognized in the first quarter of 1999 as a result of the refinancing due to debt discounts received from the prior lenders. An extraordinary loss of approximately $437,000 was recognized in the second quarter of 1999 as a result of approximately $496,000 of prepayment premiums paid to former lenders combined with the write-off of approximately $705,000 of Mortgage Deficiencies related to mortgages repaid at the contractual amount. These losses were partially offset by approximately $764,000 of debt discounts obtained from the former lenders.

NOTE 4 RELATED PARTY TRANSACTIONS

         The Company manages all but two of the Properties owned by the Unconsolidated Partnerships. The Company earned fee based revenues from the Unconsolidated Partnerships of approximately $697,000 and $515,000 for the three months ended June 30, 1999 and 1998, respectively and $1.4 million and $2.3 million for the six months ended June 30, 1999 and 1998, respectively. The Company also earned a majority of its Income from Unconsolidated Partnerships in the form of interest on receivables (including second mortgages). Approximately $235,000 and $233,000 of the Company's Accounts Receivable (net of allowances) were due from the Unconsolidated Partnerships as of June 30, 1999 and December 31, 1998, respectively.

         The Company received net principal repayment of advances from Unconsolidated Partnerships of approximately $243,000 in the first six months of 1999 as compared to approximately $29,000 in the first six months of 1998. These principal repayments were credited to Investments in and Advances to Unconsolidated Partnerships (SEE NOTE 1 -- "INVESTMENTS IN AND ADVANCES TO UNCONSOLIDATED PARTNERSHIPS").

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

           The following discussion explains material changes in the Company's results of operations, comparing the three and six months ended June 30, 1999 and 1998, and significant developments and discernible trends affecting the Company's financial condition since the end of 1998. As a result of the Company's consolidation of 324 former Unconsolidated Partnerships in January and April 1998 (the "Acquired Properties") and the sale of the Third Party Management Business, the operating results for the six months ended June 30, 1998 are not comparable to the same period in 1999. Accordingly, operating results for the second quarter of 1999 and future periods should be comparable to operating results for the second quarter of 1998 and subsequent periods. The following discussion should be read in conjunction with the historical financial statements of the Company.

RESULTS OF OPERATIONS

           Rental and Other Property Revenues are derived from the Rental Properties which own and operate apartment communities. Rental and Other Property Revenues increased approximately $1.1 million, or 2.9%, for the three months ended June 30, 1999, and approximately $12.8 million, or 20.5%, for the six months ended June 30, 1999, as compared to the same periods in 1998. The increase for the three month period is attributable to an increase in average monthly rent collected per occupied unit from $435 in 1998 to $448 in 1999. The majority of the increase for the six month period is related to the acquisition of the Acquired Properties. On a comparable pro forma basis (428 Rental Properties in operation for both periods), the average monthly rent collected per occupied unit during the six month period increased from $432 in 1998 to $445 in 1999.

           Fee Based Revenues are comprised of revenues generated from property management services and partnership administration services provided to Unconsolidated Partnerships (and third party owners for the first quarter of 1998). The revenues principally relate to property management and accounting services provided to the Unconsolidated Partnerships and third party property owners (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The Company also provides ancillary services to the residents of the Rental Properties and Unconsolidated Partnerships, including renter's insurance and telecommunication services. The following are the major components of Fee Based Revenues for the three and six months ended June 30, 1999 as compared to the same periods in 1998 (in thousands):

                                                         Three Months Ended June 30,        Six Months Ended June 30,
                                                            1999             1998             1999              1998
                                                         ------------    -----------       ----------        ----------

      Property Management Services:
         Unconsolidated Partnerships                       $  656            $549            $1,332            $1,911
         Third Party                                           --              --                --               601
      Ancillary Services                                      335             231               660               457
      Partnership Administration and Other Fees                51              49               101               192
                                                           ------            ----            ------            ------
Total Fee Based Revenues                                   $1,042            $829            $2,093            $3,161
                                                           ======            ====            ======            ======

Fee Based Revenues increased approximately $213,000, or 25.7%, for the three months ended June 30, 1999, and decreased approximately $1.1 million, or 33.8%, for the six months ended June 30 1999, as compared to the same periods in 1998. The increase for the three month period was primarily due to an increase in management fees from 14 Unconsolidated Partnerships and an increase in Ancillary Services revenue. The decrease for the six month period was primarily due to the elimination of Fee Based Revenues related to the Acquired Properties following their acquisition on January 31, and April 1, 1998 and the sale of the Third Party Management Business resulting in a net decrease in third party management fees of approximately $601,000. In addition, Ancillary Services revenues increased approximately $104,000 and $203,000 for the three and six months ended June 30 1999, respectively, as compared to the same periods in 1998. The increase was primarily due to a new ancillary revenue stream from the Company's appointment of select telecommunication companies as the exclusive or preferred provider of telephone and cable television services to residents at designated Properties.

         Income from Unconsolidated Partnerships decreased approximately $138,000, or 29.8%, for the three months ended June 30, 1999, and approximately $866,000, or 52.9%, for the six months ended June 30, 1999, as compared to the same periods in 1998. This income is primarily derived from the interest collected or accrued on the recorded value of Investments in and Advances to Unconsolidated Partnerships and the Company's share of net income or loss from the Unconsolidated Partnerships as set forth in the following table:

                                                       Three Months Ended June 30,         Six Months Ended June 30,
                                                          1999             1998              1999               1998
                                                      ------------    -------------      ------------      ------------

      Interest Income                                    $ 540             $425            $ 1,094             $1,595
      Company's share of income/(loss) from
         Unconsolidated Partnerships                      (215)              38               (324)                41
                                                         -----             ----            -------             ------
Total Income from Unconsolidated Partnerships            $ 325             $463            $   770             $1,636
                                                         =====             ====            =======             ======



The increase in interest income for the three month period is due to the improved property performance and the decrease for the six month period was due to the elimination of interest income from the Acquired Properties, following their acquisition on January 31, 1998 and April 1, 1998, and the corresponding reclassification of recorded values of $47.3 million from Investments in and Advances to Unconsolidated Partnerships to Rental Properties (SEE NOTE 2 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The significant change in the Company's share of net income/(loss) from Unconsolidated Partnerships is attributable to an apartment community that commenced operations at the end of the first quarter of 1999.

         Property Operating and Maintenance expense remained relatively constant for the three months ended June 30, 1999, and increased approximately $3.0 million, or 14.7%, for the six months ended June 30, 1999, as compared to the same periods in 1998. The majority of the increase for the six month period is related to the acquisition of the Acquired Properties. Property Operating and Maintenance expense for the 428 Rental Properties in operation for both periods remained relatively constant for the six months ended June 30, 1999 as compared to the same period in 1998.

         Real Estate Taxes and Insurance expense increased approximately $218,000, or 7.2%, for the three months ended June 30, 1999, and $1.3 million, or 25.4%, for the six months ended June 30, 1999, as compared to the same periods in 1998. The increase for the three month period was primarily due to year to date adjustments related to normal increases in assessed values and millage rates and the increase for the six month period was due to the acquisition of the Acquired Properties.

         Property Management expense decreased approximately $233,000, or 8.2%, for the three months ended June 30, 1999, and $1.4 million, or 20.5%, for the six months ended June 30, 1999, as compared to the same periods in 1998. The decrease for both periods was primarily due to a reduction in salary expense related to the termination of 23 positions through a cost saving initiative implemented by the Company in late 1998. The decrease for the six month period is also related to the sale of the Third Party Management Business effective April 1, 1998 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - "SALE OF THIRD PARTY MANAGEMENT BUSINESS"). The Company records Property Management expense for all Properties under management, including all Unconsolidated Partnerships and Rental Properties.

         Administration expense decreased approximately $270,000, or 17.6%, for the three months ended June 30, 1999, and approximately $549,000, or 18.0%, for the six months ended June 30, 1999, as compared to the same periods in 1998. The decrease in administration expense was due to the relocation costs incurred in the first quarter of 1998 related to hiring the Company's General Counsel, as well as a decrease in trustee fees and Board meeting expenses resulting from the retirement of four Trustees in April 1998 and consequent reduction in the size of the Board.

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

         Performance Equity Plan expense was $829,000 for the six months ended June 30, 1998 and represents the non-cash charge recorded based upon the vesting of the remaining shares available under the 1997 Performance Equity Plan which was approved by the Company's shareholders at the 1997 annual meeting.

         Interest expense for mortgages on the Rental Properties decreased approximately $420,000 for the three months ended June 30, 1999 and increased $2.3 million for the six months ended June 30, 1999, as compared to the same periods in 1998. The decrease for the three month period was primarily due to mortgage refinancing transactions completed in December 1998 and the first half of 1999, which resulted in lower interest rates. The majority of the increase for the six month period was due to the acquisition of the Acquired Properties. Interest expense on the Company's revolving and term credit line increased approximately $28,000 for the three months ended June 30, 1999 and approximately $416,000 for the six months ended June 30, 1999 as compared to the same periods in 1998. This increase was due to the higher average principal balance outstanding which resulted primarily from costs incurred with the acquisition of the Acquired Properties. In April 1999, $6.5 million generated from mortgage refinancings on the Properties was applied to the Company's revolving credit facility (SEE "LIQUIDITY AND CAPITAL RESOURCES - FINANCING ARRANGEMENTS FOR THE PROPERTIES").

         Depreciation and Amortization expense increased approximately $553,000 for the three months ended June 30, 1999 and $2.6 million for the six months ended June 30, 1999, as compared to the same periods in 1998. The increase is primarily due to the acquisition of the Acquired Properties and the Company's portfolio modernization program resulting in $14.3 million in capital expenditures during 1998.

         Loss on Sale of Third Party Management Business was $6.3 million for the six months ended June 30, 1998. Due to the non-qualifying REIT income generated by the Third Party Management

Business, the Company determined to divest this business and therefore classified this business as Held for Sale in the first quarter of 1998 and closed the sale of the business effective as of April 1, 1998 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - "SALE OF THIRD PARTY MANAGEMENT BUSINESS").

         Gain on Disposal of Assets increased approximately $43,000 for the three months ended June 30, 1999 and decreased approximately $24,000 for the six months ended June 30, 1999, as compared to the same periods in 1998. This income is derived from the disposition of miscellaneous assets and is not expected to be a recurring, long term source of revenue.

         Income/(Loss) Before Extraordinary Loss and Cumulative Effect of Change in Accounting Principle was income of $3.2 million, or $.33 per share, and $6.4 million, or $.67 per share, for the three and six months ended June 30, 1999, respectively, as compared to income of $1.1 million, or $.11 per share, and a loss of $5.8 million, or $.66 per share, for the same periods in 1998. The Company recognized an extraordinary loss of approximately $437,000 and $248,000 for the three and six months ended June 30, 1999, respectively. The loss was related to the refinancing of mortgage loans on 24 Rental Properties (SEE NOTE 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS). The cumulative effect of change in accounting principle of approximately $700,000 is due to Statement of Position ("SOP") 98-5, Reporting the Costs of Start-up Activities that the American Institute of Certified Public Accountants made effective beginning January 1, 1999 (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - "ACCOUNTING CHANGE - START UP COSTS").

Funds from Operations

         Funds from Operations ("Funds from Operations" or "FFO") is calculated in accordance with the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") in March 1995 (net income (loss) in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and after similar adjustments for unconsolidated partnerships and joint ventures)), further adjusted by the Company to eliminate expenses attributable to certain non-cash share awards and compensation, Loss on Sale of Third Party Management Business, Real Estate Impairment loss and certain non-recurring expenditures. In addition to cash flows and net income, management considers FFO to be an additional measure of the performance of an equity REIT because, together with net income and cash flows, FFO provides investors with an additional basis to evaluate the ability of an entity to fund acquisitions and other capital expenditures and to make distributions to shareholders. However, FFO does not measure whether cash flow is sufficient to fund all of an entity's cash needs including principal amortization, capital improvements and distributions to shareholders. FFO does not represent cash actually made available to investors during any particular period. FFO also does not represent cash flows provided by (used in) operating, investing or financing activities as determined in accordance with GAAP. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Further, FFO as disclosed by other REITs may not be comparable to FFO per the Company's calculation. FFO for the three and six months ended June 30, 1999 and 1998 is as follows (in thousands):

                                                               Three Months Ended                   Six Months Ended
                                                                     June 30,                          June 30,
                                                              1999             1998             1999               1998
                                                            ------------------------          ---------------------------

Net Income/(Loss)                                           $ 2,729          $ 1,068          $  5,432          $ (5,820)
                                                            -------          -------          --------          --------
    Real Estate Depreciation
      Rental Properties                                       5,899            5,388            11,729             8,861
      Unconsolidated Partnerships                               218               --               458                --
    Gain on Disposal of Assets                                 (204)            (161)             (226)             (250)
    Non-Cash Share Compensation                                 258            1,225               712             1,736
    Non-Recurring Items                                          --               --                --             1,808
    Loss on Sale of Third Party Management Business              --               --                --             6,300
    Reserve for Non-Operating Receivables                        --               --                --               400
    Amortization of Land Lease and Goodwill                      --               --                --               388
    Extraordinary Item                                          437               --               248                --
    Effect of Change in Accounting Principle                     --               --               700                --

                                                            -------          -------          --------          --------
Funds From Operations                                       $ 9,337          $ 7,520          $ 19,053          $ 13,423
                                                            =======          =======          ========          ========


FFO increased approximately $1.8 million, or 24.2%, and $5.6 million, or 41.9%, for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. The increase in FFO for the three months ended June 30, 1999 was principally due to improved performance of the Rental Properties combined with expense savings in Property Management and Administration expenses. The increase in FFO for the six months ended June 30, 1999 was principally due to the Acquired Properties. Accordingly, management does not consider a comparison of FFO for the six months ended June 30, 1999 to the same period in 1998 to be meaningful.

Same Store Property Operating Results

         The following table summarizes the unaudited combined operating results, excluding management and other fees charged by the Company, of the 490 Properties the Company has managed and owned or maintained an ownership interest in at all times during the three and six months ended June 30, 1999 and 1998 (the "490 Property Same Store Portfolio") (SEE "RENTAL AND OTHER PROPERTY REVENUES"):

                                                 For the Three Months Ended            For the Six Months Ended
                                                           June 30,                            June 30,
                                                 --------------------------            ------------------------
                                                  1999               1998               1999              1998
                                                  ----               ----               ----              ----
Statistical Information
-----------------------
    Average Economic Occupancy                      93.1%              92.5%              92.7%             92.1%
    Average Physical Occupancy                      94.7%              93.9%              94.2%             93.6%
    Average Rent/Unit/Month                      $   457           $    443            $   455           $   442
    Average Rent Collected Per
                    Occupied/Unit/Month          $   449           $    436            $   448           $   434
Financial Information (in thousands)
------------------------------------
Revenues
    Rental Income                                $41,849           $ 40,281            $82,913           $79,979
    Other Property Income                          1,691              1,936              3,360             3,890
                                                 -------           --------            -------           -------
Total Revenues                                    43,540             42,217             86,273            83,869
                                                 -------           --------            -------           -------
Expenses
    Property Operating and Maintenance            12,698             12,821             24,577            24,521
    Real Estate Taxes and Insurance                3,690              3,510              7,298             7,014
                                                 -------           --------            -------           -------
    Operating Expenses                            16,388             16,331             31,875            31,535
                                                 -------           --------            -------           -------
Net Operating Income                              27,152             25,886             54,398            52,334
                                                 -------           --------            -------           -------
    Interest - Mortgages                          12,366             12,541             24,297            25,007
    Major Maintenance and Replacements               662                611              1,291             1,261
    Other                                            129                (30)               301               969
                                                 -------           --------            -------           -------
    Non Operating Expenses                        13,157             13,122             25,889            27,237
                                                 -------           --------            -------           -------
Income after certain expenses                    $13,995           $ 12,764            $28,509           $25,097
                                                 =======           ========            =======           =======

Capital Expenditures                             $ 2,063           $  2,717            $ 4,304           $ 5,037
                                                 =======           ========            =======           =======



Rental Revenues increased 3.9% and 3.7% for the three and six months ended June 30, 1999, respectively, as compared to the same periods in 1998. Other Property Income declined 12.7% and 13.6% for the three and six months ended June 30, 1999, respectively, primarily as a result of a decrease in interest income. Prior to the completion of the Consolidation Plan, the Company accrued interest income on operating cash held in separate deposit accounts by the former Unconsolidated Partnerships. Subsequent to the Consolidation Plan, the Company no longer holds such cash in separate accounts, but rather has applied operating cash generated by the Acquired Properties to reduce the outstanding balance of the Company's revolving credit facility, thereby reducing the Company's corporate interest expense. Operating Expenses increased less than 1% for the three months ended June 30, 1999 and increased only 1% for the six months ended June 30, 1999 as compared to the same periods in 1998. The slight increase in expenses for the three months ended June 30, 1999 related to reduced exterior landscaping and maintenance costs off set by an increase in utility costs. These same expense trends impacted the expenses for the six months ended June 30, 1999 but the year to date expenses reflect an approximately $281,000 increase in snow removal costs in the northern regions as compared to the prior year. The property-level net operating income before major maintenance and replacements ("NOI") for the three and six months ended June 30, 1999 increased 4.9% and 3.9%, respectively, over the same periods in 1998. Excluding the impact of the decline in interest income, NOI increased 5.6% and 4.9% for the three and six months ended June 30, 1999, respectively, over the same periods in 1998.

Same Store Property Operating Results - By Region

         The Company's 490 Property Same Store Portfolio (formerly organized in four geographic regions) was realigned into three geographic regions effective January 1, 1999. The Northeast region is comprised of northern and central Ohio, Indiana, Michigan, Pennsylvania, and West Virginia; the Atlantic region is primarily central Georgia, Kentucky, Virginia and Alabama; and the Southeast region is Florida and southern Georgia. The Company has full and partial equity interests, respectively, in two Properties comprised of 116 units that are not managed by the Company and are not included in the following regional information.

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                               --------------------------------   --------------------------------
                                                    1999             1998              1999             1998
                                               ---------------   --------------   ---------------  ---------------
Northeast Region (14,731 units)
-----------------------------------------------
     Average Economic Occupancy                         93.0%            93.2%             92.7%            92.5%
     Average Physical Occupancy                         94.6%            94.1%             94.0%            93.6%
     Average Rent/Unit/Month                         $   452          $   439           $   449          $   438
     Average Rent Collected per                      $   444          $   435           $   443          $   433
                    Occupied/Unit/Month

Atlantic Region (8,548 units)
-----------------------------------------------
     Average Economic Occupancy                         93.0%            91.9%             92.6%            91.9%
     Average Physical Occupancy                         94.8%            94.0%             94.3%            93.7%
     Average Rent/Unit/Month                         $   467          $   451           $   465          $   450
     Average Rent Collected per                      $   458          $   441           $   456          $   441
                    Occupied/Unit/Month

Southeast Region (9,501 units)
-----------------------------------------------
     Average Economic Occupancy                         93.3%            91.9%             92.9%            91.4%
     Average Physical Occupancy                         94.9%            93.6%             94.4%            93.5%
     Average Rent/Unit/Month                         $   457          $   441           $   454          $   440
     Average Rent Collected per                      $   449          $   433           $   447          $   430
                    Occupied/Unit/Month



LIQUIDITY AND CAPITAL RESOURCES

Liquidity

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Company's Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 and the Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998.

         The Company anticipates that cash flow from its operations and borrowings available under the Company's credit facility should be adequate to meet the foreseeable capital and liquidity requirements of the Company.

         The principal sources of liquidity for the Company are cash flow from its operations and borrowings available under the Company's credit facility. The Company's Net Cash Provided by Operating Activities increased approximately $6.9 million for the six months ended June 30, 1999, as compared to the same period in 1998. The increase was due primarily to operating cash flows from the Acquired Properties combined with expense reductions implemented in 1998.

         Other factors impacting the Company's cash flow in 1999 as compared to the same period in 1998 are discussed in "Results of Operations."

Merger Agreement

         On June 30, 1999, the Company entered into a definitive merger agreement with Equity Residential Properties Trust ("EQR") that would result in the tax-free merger of the Company into EQR. The merger agreement, which is subject to shareholder approval of Lexford and EQR shareholders, provides for Lexford shareholders to receive 0.463 of an EQR common share for each Lexford common share upon completion of the merger. The management and the Board of Trustees of Lexford unanimously approved and recommend that the Lexford shareholders vote for the merger. The obligations of EQR and Lexford to consummate the merger are subject to the satisfaction or waiver of certain conditions as set forth in the merger agreement. The merger agreement provides that it may be terminated in a number of circumstances at any time prior to the effectiveness of the merger, whether before or after the approval of the merger by the shareholders of EQR and Lexford (SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - "MERGER AGREEMENT").

Shelf Registration

         On May 21, 1998, the Company announced that it had postponed the securities offering it had planned due to the current market conditions for REIT equity securities. The Company had planned a public offering of 11 million common shares of beneficial interest. On June 2, 1998, the Company filed a shelf registration statement with the SEC for the potential offering of up to 12.65 million common shares of beneficial interest. If the merger is not consummated, the Company intends to undertake an offering under this shelf registration depending upon market conditions and capital requirements. The costs associated with the proposed offering have been deferred pending potential share issuance under the shelf registration.

Credit Facility

         On September 30, 1998, the Company entered into the Second Amended and Restated Loan and Security Agreement with The Provident Bank (the "Bank"). The amended revolving credit facility ("Facility"), is for $40 million and represents an increase to, and replacement of all former revolving credit facilities with the Bank. The scheduled term of the Facility expires March 30, 2000, although the Company may elect from time to time to convert all or any portion of the principal amount outstanding under the Facility into a five year term loan. Revolving loans outstanding under the Facility bear interest at a variable interest rate equal to the Bank's prime rate of interest (8.00% at July 1, 1999) minus 1%. As of June 30, 1999 the outstanding balance under the Facility was $19.5 million. In addition, the Company is indebted to the Bank under a term loan, which matures in March 2001, has a 7.25% fixed interest rate with monthly installments of principal and interest of $139,435. As of June 30, 1999, the unpaid principal balance outstanding under the term loan was approximately $2.6 million.

Financing Arrangements for the Properties

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

         In April 1999, the Company completed the refinancing of mortgage loans on 24 Rental Properties. In connection with the refinancing, the Company combined eight former Rental Properties on contiguous sites into four Rental Properties. Mortgage indebtedness on the 24 Rental Properties with a contractual balance of $32.3 million and a Carrying Value of $31.6 million was refinanced with mortgages aggregating $39.4 million in principal amount bearing a fixed rate of interest of 7.37%, with 25 year principal amortization and ten year maturities. The new mortgage loans are non-recourse to the Company; however, mortgage loans on seven Rental Properties located in Florida are cross collateralized and cross defaulted. This transaction generated $6.5 million in proceeds (in excess of the payoff amounts and transaction costs) which were applied to the Facility. In the second quarter of 1999 the Company recognized an extraordinary loss of approximately $437,000 as a result of mortgages repaid from refinance proceeds at the contractual balance which exceeded the Carrying Value of the mortgages as well as prepayment penalties, partially offset by debt discounts obtained from the former lenders. The transaction will result in lower interest expense and enhance cash flow due to the lower interest rate and the overall debt service requirements (SEE NOTES 1 AND 3 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

Capital Expenditures

         The Company's non-real estate capital expenditures, including computer hardware and software and leasehold improvements, for the six months ended June 30, 1999 amounted to approximately $372,000 funded from cash flow and borrowings under the Facility.

         The Company's Major Maintenance and Replacement costs for the six months ended June 30, 1999 amounted to approximately $4.6 million for the Rental Properties. Of this total, about $3.4 million was capitalized, and approximately $1.2 million of Major Maintenance and Replacement costs were expensed. These expenditures were funded from cash flow, maintenance escrow funds and borrowings under the Facility. The Company anticipates spending approximately $11.0 million on major maintenance and replacement items for the Rental Properties in 1999 inclusive of both capitalized and expensed amounts.

Year 2000

         The "Year 2000" problem is due to the fact that many computer systems only use the last two digits to refer to a year. Therefore the computer systems do not properly recognize a year that begins with "20" instead of "19". If not corrected, computer applications could fail or provide erroneous results.

         Prior to 1998, as part of the Company's normal cycle of enhancing and upgrading hardware and implementing new software, Year 2000 compliance concerns were addressed. As new equipment and software was acquired and installed, testing and warranties as to Year 2000 compliance were obtained. Furthermore, in 1998, due to the magnitude of the Year 2000 issue, a formal project team and plan was developed to review, and, where appropriate, identify and test all systems to ensure Year 2000 compliance for all critical systems utilized by the Company. The Year 2000 plan will also assess the risks the Company may have related to lenders', vendors' and service suppliers' failures to remediate their own Year 2000 issues. The Company completed all Year 2000 system projects in July 1999, but will continue to monitor the software vendors for any updates to their software. The Company is continuing to evaluate all critical lenders, vendors and service suppliers as to their Year 2000 readiness. Contingency plans for Year 2000 failures for internal information technology and embedded microchip systems and devices as well as external vendors and service suppliers will be completed by September 1999.

         The following is the status of the Company's Year 2000 compliance as of July 31, 1999. Systems of a critical nature have either been remedied or a formal plan for resolution is in place. The following table summarizes the status and plans for resolution for these systems. Areas are ordered by level of risk (C = critical, H = high, M = medium, L = low) and compliance status.

--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
CATEGORY        PLATFORM/APPLICATION              RISK    STATUS           ACTION PLAN                  COMPLIANCE
                                                                                                        DATE
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
HARDWARE        AS/400                             C      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Telephone Systems                  M      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                PCs                                M      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Servers                            M      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------

--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
OPERATING       AS/400 -OS/400                     C      Compliant
SYSTEMS
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Network - Novell 4.1               C      Compliant        Upgraded Software
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Servers - Microsoft N/T            C      Compliant        Upgraded Software
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Servers - Citrix                   C      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------

--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
SOFTWARE        AS/400 - (General Ledger,          C      Compliant
MIDRANGE        Accounts Payable)
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                AS/400 - (Rent Receivables)        C      Compliant        New software implemented
                                                                           in July 1999
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                AS/400 - (Fixed Assets)            C      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                AS/400 - In-house (Investment      L      N/A              Replaced with Year 2000
                Management)                                                compliant external tax
                                                                           service
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
SOFTWARE PCS    Server - (Payroll)                 C      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------

--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
PLANT           Building Security                  C      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------
                Air Conditioning                   M      Compliant
--------------- ------------------------------- --------- ---------------- ---------------------------- ---------------

         The costs associated with the Year 2000 compliance issue is currently estimated in the range of $100,000 to $200,000 to address Year 2000 contingencies. As of June 30, 1999, the Company has incurred approximately $50,000 of costs specifically related to the Year 2000 issue. Potential costs that may be incurred due to external vendors and service provider Year 2000 failure cannot be determined at this time, although the Company has no reason to believe that such costs will be material. The Company will fund Year 2000 costs from cash flow from operations or its credit facility which the Company believes will be adequate to fund the Year 2000 costs.

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

Quarterly Dividend

                  The Company declared a quarterly dividend of $0.4325 per share for the quarter ending June 30, 1999. A dividend of approximately $4.1 million was paid on July 15, 1999 to shareholders of record on June 30, 1999. This dividend is equal to an annualized dividend rate of $1.73 per share. The Company has instituted a policy of paying a quarterly dividend approximately 15 days after the close of each calendar quarter. The Company's distribution policy is subject to modification by the Company's Board of Trustees. As a result of the merger agreement, subsequent to the dividend paid by the Company on July 15, 1999 and prior to the merger, the amount per share of each subsequent quarterly dividend declared by the Company will not exceed an amount equal to the dividend on a common share of EQR for such quarter multiplied by 0.463.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

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

Item 5.  Other Information

         This Form 10-Q contains certain forward-looking statements regarding prospects for (i) proposed capital improvements to Properties, contingent, in all cases, upon available financing, successful implementation and availability and achievement of projected returns on investment, (ii) the Company's quarterly dividends and its distribution policy, (iii) the Company's foreseeable capital and liquidity requirements and sources, (iv) its successful resolution of external Year 2000 compliance issues in a timely manner and within an estimated range of costs, and (v) the Company's merger agreement with Equity Residential Properties Trust. The forward-looking statements represent management's good faith evaluations based, among other things, upon existing market, financial and economic conditions, the availability and ability to satisfy anticipated conditions precedent to proposed financing arrangements and the merger agreement, the physical condition of the Rental Properties and cost and timing estimates as well as third party assurances of Year 2000 compliance. There can be no assurance that the forward-looking statements will prove to be correct. Any differences in actual results or developments may be material.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

EXHIBIT NO.                         DESCRIPTION                                       SEQUENTIAL PAGE

11.1          Statement re: computation of Per Share Earnings          See Note 1 of Notes to Consolidated Financial
                                                                       Statements

27            Financial Data Schedule                                  Filed as an Exhibit to this Form 10-Q



         (b)      Reports on Form 8-K:

                  (1) Report of Agreement and Plan of Merger pursuant to which Lexford has agreed, subject to shareholder approval and other customary conditions, to merge with and into Equity Residential Properties Trust, filed July 2, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LEXFORD RESIDENTIAL TRUST
                                         (Registrant)

Dated August 16, 1999             By: /s/ John B. Bartling
                                      ------------------------------
                                      John B. Bartling
                                      President and Chief Executive Officer


Dated August 16, 1999             By: /s/ Mark D. Thompson
                                      ------------------------------
                                      Mark D. Thompson
                                      Executive Vice President and Chief
                                      Financial Officer
                                      (Principal Accounting Officer)


Dated August 16, 1999             By: /s/ Ronald P. Koegler
                                      ------------------------------
                                      Ronald P. Koegler
                                      Senior Vice President and Controller